Form 10QSB
period 2007-05-31
CHANCERY RESOURCES, INC.
filed 2007-07-27
CIK 1391253

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-141440

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

422 Richards Street
3rd Floor
Vancouver, British Columbia
Canada V6B 2Z4
(Address of principal executive offices, including zip code.)

(778) 688-0474
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of July 27, 2007, the Company had 5,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Chancery Resources, Inc.
(An Exploration Stage Company)

May 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31,	November 30,
	2007	2006
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	6,913	16,290
Prepaid expenses (Note 5)	–	15,000

Total Assets	6,913	31,290

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities

Accounts payable	1,890	834
Due to related party (Note 3(b))	35,205	35,155

Total Liabilities	37,095	35,989

Contingencies and Commitments (Notes 1 and 5)

Stockholder’s Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
5,000,000 shares issued and outstanding	50	50

Donated Capital (Note 3(a))	4,250	1,250

Deficit Accumulated During the Exploration Stage	(34,482)	(5,999)

Total Stockholder’s Deficit	(30,182)	(4,699)

Total Liabilities and Stockholder’s Deficit	6,913	31,290

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From	For the	For the	From
	September 12, 2006	Three months	Six months	September 12, 2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to May 31,	May 31,	May 31,	to November 30,
	2007	2007	2007	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses

General and administrative	24,453	17,035	23,929	524
Management services (Notes 3(a))	4,250	1,500	3,000	1,250
Impairment of mineral property costs	3,700	–	–	3,700
Rent (Note 3(a))	2,079	788	1,554	525

Total Expenses	34,482	19,323	28,483	5,999

Net Loss for the Period	(34,482)	(19,323)	(28,483)	(5,999)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–

Weighted Average Common Shares Outstanding		5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	From
	Six Months	September 12, 2006
	Ended	(Date of Inception)
	May 31,	to November 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(28,483)	(5,999)

Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	3,000	1,250

Changes in operating assets and liabilities:
Prepaid expenses	15,000	(15,000)
Accounts payable	1,056	834
Due to related party	50	18,860

Net Cash Used in Operating Activities	(9,377)	(55)

Financing Activities

Advances from related party	–	16,295
Proceeds from the issuance of common stock	–	50

Net Cash Provided by Financing Activities	–	16,345

Increase (Decrease) in Cash	(9,377)	16,290

Cash - Beginning of Period	16,290	–

Cash - End of Period	6,913	16,290

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has accumulated losses of $34,482 since inception and a working capital deficiency of $30,182. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 8, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007 to offer up to 2,000,000 shares of common stock at $0.10 per share to raise proceeds of $200,000.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 12, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special- purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

For the six month period ended May 31, 2007, the Company recognized $3,000 (period ended November 30, 2006 - $1,250) for donated services ($500 per month) provided by the President of the Company and incurred $1,554 (period ended November 30, 2006 - $525) in rent to a company controlled by the President of the Company.

b)

As at May 31, 2007, the Company is indebted to the President of the Company for $35,205 (November 30, 2006 - $35,155) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Mineral Properties

In September 2006, the Company, through its President, acquired 100% of the rights, title and interest in a mining claim located in the Province of British Columbia, Canada. Payment of $3,700 was required to acquire this mining claim and was paid by the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at November 30, 2006, the Company recognized an impairment loss of $3,700, as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Commitment

The Company has incurred $15,000 in legal fees during the three month period ended May 31, 2007 and is obligated to pay an additional $10,000 in legal fees once its SB-2 Registration Statement is declared effective. The SB-2 was declared effective on June 12, 2007.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended May 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in this offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find gold. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we complete our public offering, if that occurs, of which there is no assurance. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration for mineralized material. If we find mineralized material, we have to determine if it is economically feasible to remove it. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Gachallan, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Gachallan will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise the minimum amount in our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and Mr. Gachallan has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Gachallan has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year.

     We acquired one property containing nine cells. We will begin our exploration plan upon completion of this offering. We expect to start exploration operations, weather permitting, within 90 days of completing this offering. As of the date of this prospectus we have yet to beging operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 5,000,000 shares of our common stock and received $50.

     We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Geoffrey Gachallan has covered our initial expenses of $35,205 including incorporation, accounting and legal fees and $3,700 for registering the property, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Gachallan is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Gachallan is oral and there is no written document evidencing the agreement.

     As of May 31, 2007, our total assets were $6,913 and our total liabilities were $37,095, for a working capital deficit of $30,182.

ITEM 3.      CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 12, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-141440, permitting us to offer up to 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July, 2007.

CHANCERY RESOURCES, INC.

BY:	GEOFFREY GACHALLAN
Geoffrey Gachallan, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer, and Principal Accounting
Officer