Form 10QSB
period 2007-08-31
CHANCERY RESOURCES, INC.
filed 2007-10-15
CIK 1391253

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 11, 2007, the Company had 6,050,000 shares of common stock outstanding.

===========================================================================================================================

 PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Chancery Resources, Inc.
(An Exploration Stage Company)
August 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
	August 31,	November 30,
	2007	2006
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	53,558	16,290
Prepaid expenses	–	15,000
Total Assets	53,558	31,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	6,623	834
Due to related party (Note 3(b))	45,214	35,155
Total Liabilities	51,837	35,989

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
5,000,000 shares issued and outstanding	50	50

Common Stock Subscribed (Note 5)	50,000	–

Donated Capital (Note 3(a))	5,750	1,250

Deficit Accumulated During the Exploration Stage	(54,079)	(5,999)

Total Stockholders’ Equity (Deficit)	1,721	(4,699)

Total Liabilities and Stockholders’ Equity (Deficit)	53,558	31,290

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From	For the	For the	For the Period
	September 12, 2006 Three Months Nine Months September 12, 2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to August 31,	August 31,	August 31,	to November 30,
	2007	2007	2007	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses
General and administrative	41,701	17,248	41,177	524
Management services (Notes 3(a))	5,750	1,500	4,500	1,250
Impairment of mineral property costs	3,700	–	–	3,700
Rent (Note 3(a))	2,928	849	2,403	525

Total Expenses	54,079	19,597	48,080	5,999
Net Loss for the Period	(54,079)	(19,597)	(48,080)	(5,999)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–

Weighted Average Common Shares Outstanding		5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the Period
	Nine Months	September 12, 2006
	Ended	(Date of Inception)
	August 31,	to November 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(48,080)	(5,999)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	4,500	1,250
Changes in operating assets and liabilities:
Prepaid expenses	15,000	(15,000)
Accounts payable	5,789	834
Due to related party	50	18,860
Net Cash Used in Operating Activities	(22,741)	(55)

Financing Activities

Advances from related party	10,009	16,295
Proceeds from the issuance of common stock	–	50
Proceeds from common stock subscribed	50,000	–
Net Cash Provided by Financing Activities	60,009	16,345

Increase in Cash	37,268	16,290

Cash - Beginning of Period	16,290	–

Cash - End of Period	53,558	16,290

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has working capital of $1,721 and has accumulated losses of $54,079 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 8, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007 to offer up to 2,000,000 shares of common stock at $0.10 per share to raise proceeds of $200,000. Refer to Notes 5 and 6.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Interim Financial Statements

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	i)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

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

	k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Accounting Pronouncements

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

3.	Related Party Transactions

For the nine month period ended August 31, 2007, the Company recognized $4,500 (period ended November 30, 2006 - $1,250) for donated services ($500 per month) provided by the President of the Company and incurred $2,403 (period ended November 30, 2006 - $525) in rent to a company controlled by the President of the Company.

As at August 31, 2007, the Company is indebted to the President of the Company for $45,214 (November 30, 2006 - $35,155) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

5.	Common Stock

During the nine month period ended August 31, 2007, pursuant to its SB-2 Registration Statement, the Company accepted stock subscriptions for 500,000 shares at $0.10 per share for proceeds of $50,000. The amount has been recorded as common stock subscribed as at August 31, 2007. Refer to Note 6.

6.	Subsequent Event

Subsequent to August 31, 2007, the Company accepted further stock subscriptions for 550,000 shares of common stock at $0.10 per share for proceeds of $55,000. On September 20, 2007, the Company issued 1,050,000 shares of common stock.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended August 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Gachallan, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Gachallan will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

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

Liquidity and Capital Resources

     As of the date of this report, we are yet to generate any revenues from our operations.

     We acquired one property containing nine cells. We will begin our exploration plan upon completion of this offering. We expect to start exploration operations, weather permitting, within 90 days of completing this offering. As of the date of this prospectus we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 6,050,000 shares of our common stock and received $105,050.

     We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Geoffrey Gachallan has covered our initial expenses of $45,214 including incorporation, accounting and legal fees and $3,700 for registering the property, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Gachallan is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Gachallan is oral and there is no written document evidencing the agreement.

     As of August 31, 2007, our total assets were $53,558 and our total liabilities were $51,837, for a working capital deficit of $1,721.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 12, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-141440, permitting us to offer up to 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have sold 500,000 shares of common stock in our public offering. On September 20, 2007, we completed our public offering by selling 1,050,000 shares of common stock and raising a total of $105,000. To date we have used part of these proceeds as follows; $2,000 operating expenses; $4,876 accounting fees and $1,464 for legal fees. The remaining $96,660 will be used as needed in our on going operations.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2007.

CHANCERY RESOURCES, INC.

BY:  GEOFFREY GACHALLAN
        Geoffrey Gachallan, President, Principal
        Executive Officer, Treasurer, Principal
        Financial Officer, and Principal Accounting
        Officer

EXHIBIT INDEX

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