Form 10-K
period 2007-11-30
CHANCERY RESOURCES, INC.
filed 2008-02-28
CIK 1391253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended November 30, 2007

Commission file number 333-141440

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3rd Floor, 422 Richards Street
Vancouver, British Columbia
Canada V6B 2Z4
(Address of principal executive offices, including zip code.)

(778) 688-0474
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007: $0.00.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on September 12, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 3rd Floor, 422 Richards Street, Vancouver, British Columbia, Canada V6B 2Z4. This is our mailing address as well. Our telephone number is (778) 688-0474. Our rent is $500 per month and is donated by one of our directors until mineralized material is discovered.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We will seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

     We are currently negotiating the possible acquisition of gold, silver, and copper assets from Columbia Although negotiations with this group are in the advanced stages, there is no guarantee that they will complete an acquisition of its assets, or of any other significant assets.

Management intends to review other potential assets for acquisition.

Background

     In October 2006 Geoffrey Gachallan, our former president and current member of the board of directors, acquired one mineral property containing nine Mineral Titles Online cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. The property was registered by James McLeod, a non affiliated third party. Mr. McLeod is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     We have no revenues, have a loss since inception, have minimal operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our sole officer and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the same on the Mineral Titles Online system. Mr. Gachallan paid Mr. McLeod $3,700 to register the claims on the Mineral Titles Online system. No additional payments were made or are due to Mr. McLeod for his service. The cells were recorded in Mr. Gachallan’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In November 2006, Mr. Gachallan executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Gachallan transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Gachallan has not provided us with a signed or executed bill of sale in our favor. Mr. Gachallan will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Gachallan will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Gachallan transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Gachallan will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

    To date we have not performed any work on the property.

Claim

     The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Claim Name	MTO Cells	Expiration
565809	Hunter	9	September 10, 2008

     In order to maintain these claims we must pay a fee of CND$100 per year per cell.

Location and Access

     The Hunter mineral claim is comprised of nine contiguous cells totaling 186 acres. The center of the property is located at the latitude 50o 2' 14" N and the longitude is 120o 47' 1" W. The claim is motor vehicle accessible from the Town of Merritt, British Columbia by traveling 19 miles east along Highway #5 beyond the Village of Quilchena, British Columbia to the Minnie Lake cut-off and then for 18 miles south by gravel ranch roads to the mineral claim.

Physiography

     The Town of Merritt, British Columbia which lies 37 miles by road northwest of the Hunter mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Merritt, British Columbia is highway accessible from Vancouver, British Columbia in a few hours by traveling over the Coquihalla (toll section) highway, in the time it takes to travel 200 miles. The overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

     The claim area ranges in elevation from 2,850 feet to 3,400 feet mean sea level. The physiographic setting of the property can be described as rounded, open range, plateau terrain that has been surficially altered both by the erosional and the depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and streams are abundant in the area.

Regional Geology

     The general claim area is underlain by Upper Triassic aged rocks assigned to the Nicola Group. These units are mainly volcanics, such as greenstone ranging from andesite to basalt in composition as agglomerates, breccias and tuffs. Sediments as argillites, limestones and conglomerates make up the lesser part of the Nicola Group in this area. These older units are cut in many places by Jurassic aged Coast Intrusions. A wide range of Cretaceous-Tertiary aged volcano-sediments are observed to occur within the older units.

Property Geology

     The geology of the Hunter mineral claim may be described as being underlain by units of the Nicola Group. Some or all of these units may be found to host economic mineralization. The property geological setting offers good underlying possibilities and all overburden areas should be checked if a field program is undertaken.

     The deposit types that historically predominate in the general area are, as the larger target, as a porphyry-type base metal (copper-gold-palladium or copper-molybdenum) occurrence with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization. The most prolific host in this area is the Nicola Group andesitic tuffs that are often skarned or altered. Any occurrences of Princeton Group sediments, i.e. shales, sanstone, etc. should be checked thoroughly for coal occurrences and possibly coal-bed methane gas possibilities.

MAP 1

Internet Mapping Framework

1200
1200
DL 624
DL 701
DL 702
565809
92I.009
1176
DL 699
0 300 600 m.
1381
Map center: 50° 2' 21" N, 120° 17' 8" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Mineral Titles Grid (LRDW)
- Mineral Tenures (Mineral - LRDW)
  - Mineral Claim
  - Mineral Lease
- Reserves (Mineral - LRDW Sites)
  - Placer Claim Designation
  - Placer Lease Designation
  - No Staking Reserve
  - Conditional Reserve
  - Release Required Reserve
  - Surface Restriction
  - Recreation Area
  - Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid
- Contours (TRIM)
  - Contour - Index
  - Contour - Index.Indefinite
  - Contour - Index.Depression
  - Contour - Index.Depression Indefinite
  - Contour - Intermediate
  - Contour - Intermediate.Indefinite
  - Contour - Intermediate.Depression
  - Contour - Intermediate.Depression Indefinite
  - Areaof Exclusion
  - Areaof Indefinite Contours
- Annotation (1:20K)
- Transportation - Points (TRIM)
  - Helipad
- Transportation - Lines (TRIM)

N

Scale: 1:16,908

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

MAP 2

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In the event, we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James McLeod and a physical examination of the property by Mr. Gachallan. The cost of recording the cells was included in the $3,700 paid to Mr. McLeod.

     Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Juan Restrepo Gutierrez, our current president, principal executive officer, principal financial officer, secretary, treasurer and director, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Juan Restrepo Gutierrez will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property.

     We estimate the cost of drilling will be $20 per foot drilled. We estimate that it will take up to three months to drill eight holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity in the spring of 2008, weather permitting.

     The breakdowns were made in consultation with Mr. McLeod.

     We completed our public offering on September 20, 2007 by raising $105,000. Our proposed exploration work anticipated that exploration could begin ninety days after the completion of our public offering and take approximately three months to complete. Work on our property can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us. Therefore, we plan on beginning our exploration work in the late spring of 2008.

     If we are unable to complete exploration because we don’t have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill eight holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of our public offering. Mr. Gachallan has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our sole officer and the members of our board of directors are part-time employees and they will devote about 10% of their time or four hours per week to our operation. Our officer and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and directors. Mr. Juan Restrepo Gutierrez will handle our administrative duties. Because our officer and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Gachallan, a director and shareholder. Under this oral agreement, Mr. Gachallan has allowed us to conduct exploration activity on the property. Mr. Gachallan holds the property in trust for us pursuant to a declaration of trust.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “CCRY.” A summary of trading by quarter for 2006 and 2007 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.00	$0.00
Third Quarter 7-1-07 to 9-30-07	$0.00	$0.00
Second Quarter 4-1-07 to 6-30-07	$0.00	$0.00
First Quarter 1-1-07 to 3-31-07	$0.00	$0.00

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.00	$0.00
Third Quarter 7-1-06 to 9-30-06	$0.00	$0.00
Second Quarter 4-1-06 to 6-30-06	$0.00	$0.00
First Quarter 1-1-06 to 3-31-06	$0.00	$0.00

     In September 2006, 125,000,000 shares of common stock were issued to Mr. Gachallan, our former president and a member of our board of directors. The 125,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker. Mr. Gachallan may sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

Our Public Offering

     On June 12, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-141440, permitting us to offer up to 25,000,000 shares of common stock minimum, 50,000,000 shares of common stock maximum at $0.004 per share. There is no underwriter involved in our public offering. On September 20, 2007, we completed our public offering by selling 26,250,000 shares of common stock and raising a total of $105,000. To date we have used part of these proceeds as follows; $2,000 operating expenses; $4,876 accounting fees and $1,464 for legal fees. The remaining $96,660 will be used as needed in our on going operations.

Forward Stock Split

     On January 24, 2008, we effected a forward stock split of our authorized, issued and outstanding common stock with the Secretary of State of Nevada, whereby each one (1) share of our common and preferred stock prior to the stock split was equal to twenty-five (25) shares of common and preferred stock after the effective date of the stock split. As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.00001 to 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 2,500,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital increased from 6,050,000 shares of common stock to 151,250,000 shares of common stock.  All share amounts have been retroactively adjusted.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. On September 20, 2007, we completed our public offering by raising $105,000. We believe that the money we raised will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The Hunter mineral claim is comprised of nine contiguous cells totaling 186 acres. The center of the property is located at the latitude 50o 2’ 14" N and the longitude is 120o 47’ 1" W. The claim is motor vehicle accessible from the Town of Merritt, British Columbia by traveling 19 miles east along Highway #5 beyond the Village of Quilchena, British Columbia to the Minnie Lake cut-off and then for 18 miles south by gravel ranch roads to the mineral claim.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we believe that we will need to raise additional funds from a second public offering, a private placement or loans to complete our exploration program. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In the event, we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. McLeod and a physical examination of the property by Mr. Gachallan. The cost of recording the cells was included in the $3,700 paid to Mr. McLeod.

      No additional payments were made or are due to Mr. McLeod for his services. The claims were recorded in Mr. Gachallan’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 3, 2006, Mr. Gachallan executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Gachallan transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Gachallan has not provided us with a signed or executed bill of sale in our favor. Mr. Gachallan will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Gachallan does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Gachallan does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Gachallan must transfer title to us, without payment of any kind, upon our demand whether mineralized material is found on the claims or not.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Juan Restrepo Gutierrez, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Juan Restrepo Gutierrez will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing.

     We estimate the cost of drilling will be $20 per foot drilled. We estimate that it will take up to three months to drill eight holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We completed our public offering on September 20, 2007 by raising $105,000. Our proposed exploration work anticipated that exploration could begin ninety days after the completion of our public offering and take approximately three months to complete. Work on our property can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us. Therefore, we plan on beginning our exploration work in the late spring of 2008.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We will have to raise additional funds to develop the reserves, if we find any. We do not know if we will raise money through a second public offering, a private placement or through loans. As of the date of this annual report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

1.

Spring 2008, We will retain a consultant to manage the exploration of the property. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview. At this time, we have not hired a consultant. We believe that the cost will run between $5,000 and $15,000. We are allowing 90 days to interview and hire our consultant.

2.

Summer 2008. Core drilling will cost $20 per foot. We estimate that it will take up to three months to drill eight holes to a depth of 300 feet each. Our driller will be retained by our consultant. Our core drilling will be subcontracted to a non-affiliated third party. We believe that the cost will be $60,500.

3.

Fall 2008. We will have an independent third party analyze the samples from the core drilling. The assayor will determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the business section. We will use the funds raised in our public offering to complete our milestones.

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

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the cash we have will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     Our current cash will allow us to operate for one year. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     Mr. Gachallan agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Gachallan has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe we have sufficient capital to maintain our operations for one year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one property containing nine cells. The property is staked and we will begin our exploration plan once weather permits us to do so. We expect to start exploration activity in the spring of 2008. As of the date of this annual report we have yet to being operations and therefore we have yet to generate any revenues.

     We issued 125,000,000 shares of common stock to Mr. Gachallan, our former president and a current member of our board of directors, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Gachallan covered our cash advances and expenses paid $45,214 including incorporation, accounting and legal fees and $3,700 for registering the property, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Gachallan is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Gachallan is oral and there is no written document evidencing the agreement.

     On June 12, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-141440, permitting us to offer up to 25,000,000 shares of common stock minimum, 50,000,000 shares of common stock maximum at $0.10 per share. There is no underwriter involved in our public offering. On September 20, 2007, we completed our public offering by selling 26,250,000 shares of common stock and raising a total of $105,000. To date we have used part of these proceeds as follows; $2,000 operating expenses; $4,876 accounting fees and $1,464 for legal fees. The remaining $96,660 will be used as needed in our on going operations.

     On January 24, 2008, we effected a forward stock split of our authorized, issued and outstanding common stock with the Secretary of State of Nevada, whereby each one (1) share of our common and preferred stock prior to the stock split was equal to twenty-five (25) shares of common and preferred stock after the effective date of the stock split. As a result, our authorized capital increased from 100,000,000 shares of common and stock with a par value of $0.00001 to 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 2,500,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital increased from 6,050,000 shares of common stock to 151,250,000 shares of common stock.

     As of November 30, 2007, our total assets were $99,244 and our total liabilities were $48,934 for working capital of $50,310.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Chancery Resources, Inc.
(An Exploration Stage Company)

November 30, 2007
Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholder’s Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Director and Stockholder
Chancery Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Chancery Resources, Inc. (An Exploration Stage Company) as of November 30, 2007 and 2006, and the related statements of operations, cash flows and stockholder=s equity (deficit) for the year ended November 30, 2007, period from September 12, 2006 (Date of Inception) to November 30, 2006, and accumulated from September 12, 2006 (Date of Inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancery Resources, Inc. as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended November 30, 2007, period from September 12, 2006 (Date of Inception) to November 30, 2006, and accumulated from September 12, 2006 (Date of Inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
February 27, 2008

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	November 30,
	2007	2006
	$	$
ASSETS

Current Assets

Cash	98,531	16,290
Prepaid expenses	713	15,000
Total Assets	99,244	31,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,720	834
Due to related party (Note 3(b))	45,214	35,155
Total Liabilities	48,934	35,989

Contingencies (Note 1)

Stockholders’ Equity (Deficit)
Preferred Stock, 2,500,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common Stock, 2,500,000,000 shares authorized, $0.00001 par value;
151,250,000 shares issued and outstanding (2006 – 125,000,000 shares)	1,512	1,250

Additional Paid-in Capital	103,538	(1,200)

Donated Capital (Note 3(a))	7,250	1,250

Deficit Accumulated During the Exploration Stage	(61,990)	(5,999)

Total Stockholders’ Equity (Deficit)	50,310	(4,699)

Total Liabilities and Stockholders’ Equity (Deficit)	99,244	31,290

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from	For the	From
	September 12, 2006	Year	September 12, 2006
	(Date of Inception)	Ended	(Date of Inception)
	to November 30,	November 30,	to November 30,
	2007	2007	2006
	$	$	$

Revenue	B	B	B

Expenses

General and administrative	47,137	46,613	524
Management services (Notes 3(a))	7,250	6,000	1,250
Impairment of mineral property costs	3,700	B	3,700
Mineral property costs	75	75	B
Rent (Note 3(a))	3,828	3,303	525

Total Expenses	61,990	55,991	5,999

Net Loss for the Period	(61,990)	(55,991)	(5,999)

Net Loss Per Share B Basic and Diluted		B	B

Weighted Average Common Shares Outstanding (Note 5(a))		130,106,000	125,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From	For the	From
	September 12, 2006	Year	September 12, 2006
	(Date of Inception)	Ended	(Date of Inception)
	to November 30,	November 30,	to November 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(61,990)	(55,991)	(5,999)

Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	7,250	6,000	1,250

Changes in operating assets and liabilities:
Prepaid expenses	(713)	14,287	(15,000)
Accounts payable	3,720	2,886	834
Due to related party	18,910	50	18,860

Net Cash Used in Operating Activities	(32,823)	(32,768)	(55)

Financing Activities

Advances from related party	26,304	10,009	16,295
Proceeds from the issuance of common stock	105,050	105,000	50

Net Cash Provided by Financing Activities	131,354	115,009	16,345

Increase in Cash	98,531	82,241	16,290

Cash - Beginning of Period	B	16,290	B

Cash - End of Period	98,531	98,531	16,290

Supplemental Disclosures
Interest paid	B	B	B
Income taxes paid	B	B	B

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholder=s Equity (Deficit)
For the Period from September 12, 2006 (Date of Inception) to November 30, 2007
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance B September 12, 2006	B	B	B	B	B	B
(Date of Inception)

Common stock issued on September 12,	125,000,000	1,250	(1,200)	B	B	50
2006 for cash at $0.0000004 per share
Donated services	B	B	B	1,250	B	1,250

Net loss for the period	B	B	B	B	(5,999)	(5,999)

Balance B November 30, 2006	125,000,000	1,250	(1,200)	1,250	(5,999)	(4,699)

Common stock issued on September 20,	26,250,000	262	104,738	B	B	105,000
2007 for cash at $0.004 per share

Donated services	B	B	B	6,000	B	6,000

Net loss for the year	B	B	B	B	(55,991)	(55,991)

Balance B November 30, 2007	151,250,000	1,512	103,538	7,250	(61,990)	50,310

On January 24, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Chancery Resources (the ACompany@) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (ASFAS@) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has accumulated losses of $61,990 since inception. These factors raise substantial doubt regarding the Company=s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 8, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007 to offer up to 50,000,000 shares of common stock at $0.004 per share to raise proceeds of $200,000. On September 20, 2007, the Company issued 26,250,000 shares of common stock at $0.004 per share for gross proceeds of $105,000.

Management estimates that it will require additional financing of $70,000 to $90,000 over the next twelve months for mineral property costs, management services and administrative costs.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company=s fiscal year-end is November 30.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company=s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	e)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04- 02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	h)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and amount due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company=s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company=s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	k)	Foreign Currency Translation

The Company=s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non- monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not issued any stock options since its inception.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (AFASB@) issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities Ban Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities B Including an Amendment of FASB Statement No. 115@. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity=s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers= Accounting for Defined Benefit Pension and Other Postretirement Plans B an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 157, AFair Value Measurements@. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

3.	Related Party Transactions

a)

For the year ended November 30, 2007, the Company recognized $6,000 (period ended November 30, 2006 - $1,250) for donated services ($500 per month) provided by the President of the Company and incurred $3,303 (period ended November 30, 2006 - $525) in rent to a company controlled by the President of the Company.

b)

As at November 30, 2007, the Company is indebted to the President of the Company for $45,214 (2006 - $35,155) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

4.	Mineral Properties

In September 2006, the Company, through its President, acquired 100% of the rights, title and interest in a mining claim located in the province of British Columbia, Canada. Payment of $3,700 was required to acquire this mining claim and was paid by the President of the Company. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at November 30, 2006, the Company recognized an impairment loss of $3,700, as it had not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

a)

On January 24, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common and preferred stock to 2,500,000,000 shares of common stock with no change in par value and from 100,000,000 shares of preferred stock to 2,500,000,000 shares of preferred stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

	b)	On September 20, 2007, pursuant to its SB-2 Registration Statement, the Company issued 26,250,000 shares of common stock at $0.004 per share for proceeds of $105,000.

	c)	On September 12, 2006, the Company issued 125,000,000 shares of common stock at $0.0000004 per share for proceeds of $50 to the sole officer and director of the Company.

Chancery Resources, Inc.
(An Exploration Company)
Notes to the Financial Statements
November 30, 2007
(Expressed in US dollars)

6.	Income Taxes

The Company has a net operating loss carryforward of approximately $54,740 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company=s income tax expense as reported is as follows:

	Year Ended	Period Ended
	November 30,	November 30,
	2007	2006
	$	$
Income tax recovery at statutory rate	19,597	2,100
Donated services	(2,100)	(440)
Valuation allowance change	(17,497)	(1,662)
Provision for income taxes	B	B

The significant components of deferred income tax assets and liabilities as at November 30, 2007 are as follows:

	November 30,	November 30,
	2007	2006
	$	$
Net operating losses carried forward	19,159	1,662
Valuation allowance	(19,159)	(1,662)
Net deferred income tax asset	B	B

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in and no disagreements with our accountants on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                     THE EXCHANGE ACT.

     Our directors serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and current members of the board of directors are set forth below:

Name and Address	Age	Position(s)

Juan Restrepo Gutierrez	51	president, principal executive officer, principal financial
Cra 32 No. 1 B sur – 51, of. 624		officer, secretary, treasurer and a member of the board of
Medellin, Colombia		directors

Geoffrey Gachallan	37	member of the board of directors
3rd Floor, 422 Richards Street
Vancouver, British Columbia
Canada V6B 2Z4

     Geoffrey Gachallan has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Officer and members of the Board of Directors

Juan Restrepo Gutierrez - President, Principal Executive Officer, Treasurer, Principal Financial
Officer, Principal Accounting Officer and member of the Board of Directors

     Since October 2006, Mr. Restrepo Gutierrez has been the general manager of Mineral and Geological Consulting Company. Prior to October 2006, Mr. Restrepo Gutierrez worked in the tire and retreading industry where he served as a production manager, general manager and a consultant for several companies. Mr. Restrepo Gutierrez has also worked in the electronic maintenance industry and has experience in the no ferrous foundry industry where he acted as a manager for several years. Mr. Restrepo Gutierrez has a Bachelor of Geology and a Master of Science in Geology from the University of South Florida, Tampa. He has taken specialization courses in project management, sales and service management, strategic marketing management and quality control under ISO 9000. He taught Optical Mineralogy and Igneous and Metamorphic Petrology at the Universidad Nacional de Colombia. Mr. Restrepo Gutierrez has also taught courses at the Universidad Pontificia Bolivariana and Colegiatura Colombiana de Diseñño.

Geoffrey Gachallan - Member of the Board of Directors

     Since September 12, 2006 our inception, Mr. Gachallan has been our a member of our board of directors. From September 2006 to January 2008, Mr. Gachallan was our president, principal executive officer, principal financial officer, principal accounting officer, secretary and treasurer. Since June 2004, Mr. Gachallan has been the president and chief executive officer of Sea to Sky Golf Company which is a marketing and technology operation focused on the golf industry. Since May 2003, Mr. Gachallan has been the principal and founder of Technically Hip Consulting. He acts as an independent marketing and technology consultant focusing on emerging small and medium sized operations. He helps companies grow their business and evaluates and implements technology that best suits their problem. Since the early nineties, Mr. Gachallan has worked in the high tech, internet and telecommunications industries throughout Canada with companies such as Nortel, Bell Northern Research, and MacDonald Dettwiler & Associates. Mr. Gachallan’s experience within the high technology industry includes market and competitive analysis, technology feasibility studies, project management, product evaluation and development as well as business strategy development and alliances. From 1999 to April 2005, Mr. Gachallan worked as a business development manager with Navigata Communications in the telecommunications industry. He was responsible for product development and strategic relationships for data and internet products and services that are targeted for commercial applications. Mr. Gachallan attended Simon Fraser University, where he completed his Bachelor’s degree in Business Administration specializing in marketing and economics. In addition, Mr. Gachallan achieved his certificate in internet marketing from the University of British Columbia.

Conflicts of Interest

     We believe Messrs. Juan Restrepo Gutierrez and Gachallan will not be subject to conflicts of interest, since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed herewith.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is filed herewith.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole officer from inception on September 12, 2006 through November 30, 2007.

			Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary Bonus Awards Awards				sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Juan Restrepo Gutierrez	2007	0	0	0	0	0	0	0	0
President, Secretary	2006	0	0	0	0	0	0	0	0
& Treasurer	2005	0	0	0	0	0	0	0	0

Geoffrey Gachallan	2007	0	0	0	0	0	0	0	0
Former President,	2006	0	0	0	0	0	0	0	0
Secretary & Treasurer	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year. Our fiscal year end is November 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Juan Restrepo Gutierrez	0	0	0	0	0	0	0

Geoffrey Gachallan	0	0	0	0	0	0	0

     All compensation received by our sole officer and members of our board of directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and members of our board of directors.

     We have no plans to pay any salaries to anyone until mineralized material is discovered and we begin selling the same.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     The members of our board of directors do not receive any compensation for serving as members of the board.

     As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our sole director, members of our board of directors, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership

Juan Restrepo Gutierrez
Cra 32 No. 1 B sur – 51, of. 624	0	0.00%
Medellin, Colombia

Geoffrey Gachallan	125,000,000	71.42%
3rd Floor, 422 Richards Street
Vancouver, BC
Canada V6B 2Z4
All Officers and Directors	125,000,000	71.42%
as a Group (2 persons)

[1]	The persons named above are "promoters" as defined in the Securities Exchange Act of 1934. Messrs. Juan Restrepo Gutierrez and Gachallan are the only "promoters" of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, we have issued 125,000,000 shares of our common stock and received $50.

     We issued 125,000,000 shares of common stock to Mr. Gachallan, our former president and a current director, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Gachallan has paid $45,213 in cash advances and expenses, including incorporation, accounting and legal fees and $3,700 for registering the property, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Gachallan is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Gachallan is oral and there is no written document evidencing the agreement.

     For the year ended November 30, 2007, the Company recognized $6,000 (period ended November 30, 2006 - $1,250) for donated services ($500 per month) provided by the President of the Company and incurred $3,303 (period ended November 30, 2006 - $525) in rent to a company controlled by the President of the Company.

     As at November 30, 2006, we owe Mr. Gachallan $35,155 for cash advances and expenses paid on our behalf.  As at November 30, 2007, the total amount of for cash advances and expenses paid on our behalf by Mr. Gachallan is $45,214.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$ 10,500	Manning Elliott LLP, Chartered Accountants
2006	$ -0-	Manning Elliott LLP, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$ -0-	Manning Elliott LLP, Chartered Accountants
2006	$ -0-	Manning Elliott LLP, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$ -0-	Manning Elliott LLP, Chartered Accountants
2006	$ -0-	Manning Elliott LLP, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$ -0-	Manning Elliott LLP, Chartered Accountants
2006	$ -0-	Manning Elliott LLP, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-20-07	3.1

3.2	Bylaws.	SB-2	03-20-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1

10.1	Trust Agreement	SB-2	03-20-07	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement	SB-2	03-20-07	99.1

99.1	Certificate of Change	8-K	02-04-08	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 28th day of February, 2008.

CHANCERY RESOURCES, INC.

BY:   JUAN RESTREPO GUTIERREZ
         Juan Restrepo Gutierrez, President, Principal
         Executive Officer, Treasurer, Principal Financial
         Officer, Principal Accounting Officer and member
         of the Board of Directors

BY:   GEOFFREY GACHALLAN
         Geoffrey Gachallan, member of the Board of
         Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-20-07	3.1

3.2	Bylaws.	SB-2	03-20-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1

10.1	Trust Agreement	SB-2	03-20-07	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement	SB-2	03-20-07	99.1

99.1	Certificate of Change	8-K	02-04-08	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X