Form 10QSB
period 2008-02-29
CHANCERY RESOURCES, INC.
filed 2008-04-18
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-53142

CHANCERY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, 422 Richards Street, Vancouver, British Columbia Canada V6B 2A4
(Address of principal executive offices)

778.688.0474
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 151,250,000 common shares issued and outstanding as of April 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Chancery Resources, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of February 29, 2008, and our results of operations, stockholders’ deficit, and our cash flows for the three month period ended February 29, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Chancery Resources, Inc.
(An Exploration Stage Company)
February 29, 2008

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	February 29,	November 30,
	2008	2007
	$	$

ASSETS

Current Assets

Cash	84,286	98,531
Prepaid expenses	5,063	713

Total Assets	89,349	99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,120	3,720
Accrued liabilities	9,121	–
Due to related party (Note 3(b))	45,214	45,214

Total Liabilities	61,455	48,934

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 2,500,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common Stock, 2,500,000,000 shares authorized, $0.00001 par value;
151,250,000 shares issued and outstanding	1,512	1,512

Additional Paid-in Capital	103,538	103,538

Donated Capital (Note 3(a))	8,750	7,250

Deficit Accumulated During the Exploration Stage	(85,906)	(61,990)

Total Stockholders’ Equity	27,894	50,310

Total Liabilities and Stockholders’ Equity	89,349	99,244

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	September 12, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	69,254	22,117	6,894
Management services (Notes 3(a))	8,750	1,500	1,500
Impairment of mineral property costs	3,700	–	–
Mineral property costs	75	–	–
Rent (Note 3(a))	4,127	299	766

Total Expenses	85,906	23,916	9,160

Net Loss for the Period	(85,906)	(23,916)	(9,160)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding (Note 5(a))		151,250,000	125,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From	For the	For the
	September 12, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(85,906)	(23,916)	(9,160)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	8,750	1,500	1,500

Changes in operating assets and liabilities:
Prepaid expenses	(5,063)	(4,350)	–
Accounts payable and accrued liabilities	16,241	12,521	(834)
Due to related party	18,910	–	50

Net Cash Used in Operating Activities	(47,068)	(14,245)	(8,444)

Financing Activities

Advances from related party	26,304	–	–
Proceeds from the issuance of common stock	105,050	–	–

Net Cash Provided by Financing Activities	131,354	–	–

Increase in Cash	84,286	(14,245)	(8,444)

Cash - Beginning of Period	–	98,531	16,290

Cash - End of Period	84,286	84,286	7,846

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Chancery Resources (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $85,906 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
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

n)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

a)

For the three month ended February 29, 2008, the Company recognized $1,500 (February 28, 2007 - $1,500) for donated services ($500 per month) provided by the President of the Company and incurred $299 (February 28, 2007 - $766) in rent to a company controlled by the President of the Company.

b)

As at February 29, 2008, the Company is indebted to the President of the Company for $45,214 (November 30, 2007 - $45,214) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

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

On January 24, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common and preferred stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value and from 100,000,000 shares of preferred stock to 2,500,000,000 shares of preferred stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

6.	Subsequent Event

On March 19, 2008, the Company entered into a mineral acquisition agreement to acquire a100% interest in the El Cafetal Mine in Valparaiso, Antioquia, Columbia for $270,000 to be paid as follows:

	a)	$50,000 payable immediately on the signing of this Agreement;

	b)	$70,000 before April 18, 2008; and

	c)	$150,000 before June 17, 2008.

On April 4, 2008, the Company paid $5,000 to amend the profit sharing terms of the agreement. Upon commencement of mining operations, all profits from the sale of ore shall be split 60% to the Company and 40% to the vendor. Upon the Company having paid a further $210,000, in addition to the $270,000 purchase price, such profits shall then be split 90% to the Company and 10% to the vendor. The Company shall have the right to acquire the vendor’s 10% profit interest at any time for $370,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Chancery” mean Chancery Resources, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 12, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage.

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 3rd Floor, 422 Richards Street, Vancouver, British Columbia, Canada V6B 2Z4. Our telephone number is (778) 688-0474.

We hold the rights to nine Mineral Titles Online cells referred to as the Hunter property, through Geoffrey Gachallan, a director and officer of our company, who holds the property for us in trust. The Hunter property, located in Merritt, British Columbia, Canada, totals 186 acres.

On March 19, 2008, we entered into a mining acquisition agreement with Altos de Amador S.A., wherein we have agreed to purchase a 100% interest in certain mineral claims in Valparaiso, Antioquia, Columbia, known as the El Cafetal Mine.

As consideration for the purchase, we have agreed to pay to Altos de Amador $270,000 cash, to be provided as follows:

(a)	$50,000 to be provided on signing of the acquisition agreement;

(b)	$70,000 to be provided within 30 days of signing the acquisition agreement; and

(c)	$150,000 to be provided within 90 days of signing the acquisition agreement.

In addition, we have agreed to split profits from mining operations – 60% to our company and 40% to the vendor until such time as we have paid $210,000 of the purchase price, after which, profits shall be split 90% to our company and 10% to the vendor. We have the right to acquire the vendor’s 10% profit interest at any time for $370,000.

Effective April 4, 2008, we entered into an amending agreement with Altos de Amador wherein the terms of profit split have been amended so that, upon commencement of mining operations, all profits from the sale of ore shall be split 60% to our company and 40% to the vendor. Upon our company having paid a further $210,000, in addition to the funds payable pursuant to the terms of the mining acquisition agreement, such profits shall then be split 90% to our company and 10% to the vendor. Our company will have the right to acquire the vendor’s 10% profit interest at any time upon payment of an additional $370,000.

Plan of Operation and Cash Requirements

During the twelve months ending February 28, 2009, we intend to conduct exploration activities on our Hunter and El Cafetal properties. There is no assurance that a commercially viable mineral deposit exists on the properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

In addition, during the next twelve months, we will seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the three months ending February 29, 2008 compared to the three months ended February 28, 2007.

We did not earn any revenues during the three month period ending February 29, 2008. During the three month period ended February 29, 2008, we incurred operating expenses in the amount of $23,916, compared to operating expenses of $9,160 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $22,117 (2007: $6,894) management services of $1,500 (2007: $1,500) and rent of $299 (2007: $766). The increase in operating expenses during the three months ended February 29, 2008, compared to the same period in fiscal 2007, was due to an increase in general and administrative expenses.

In the next twelve months we anticipate spending $70,000 to $90,000 on mineral property costs, management services and administrative costs. Our cash on hand at February 29, 2008 was $84,286. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period.

Purchase of Significant Equipment

We do not expect to make any significant equipment purchases during the next twelve month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of February 29, 2008.

Liquidity and Capital Resources

As at February 29, 2008, our company had $89,349 in current assets, including $84,286 in cash and $5,063 in prepaid expenses. As at February 29, 2008 we had working capital of $27,894.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. We have not issued any stock options since its inception.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since September 2006 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending February 28, 2009, we expect to spend approximately $70,000 to $90,000 on mineral property costs, management services and administrative costs. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $84,286 as of February 29, 2008. At February 29, 2008, we had working capital of $27,894. We incurred a net loss of $23,916 for the three month period ended February 29, 2008 and $85,906 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $5,800 to $7,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 27, 2008, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority . Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 29, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

We effected a forward stock split of our authorized, issued and outstanding common stock on February 1, 2008 with the Secretary of State of Nevada, whereby each one (1) share of our common stock prior to the stock split was equal to twenty-five (25) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.00001 to 2,500,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001 to 2,500,000,000 shares of preferred stock with a par value of $0.00001. Our issued and outstanding share capital increased from 6,050,000 shares of common stock to 151,250,000 shares of common stock.

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of the market on February 4, 2008 under the new stock symbol “CCRY”. Our new CUSIP number is 15883P 203.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

3.3

Certificate of Change filed with the Secretary of State of Nevada on January 16, 2008 effective January 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2008).

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB- 2 filed on March 20, 2007).

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

10.2	Mining Acquisition Agreement dated March 19, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Current Report on Form 8-K filed on March 25, 2008).

10.3*	Amending Agreement dated April 4, 2008 between our company and Altos de Amador S.A.

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

99.2	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCERY RESOURCES, INC.

By:      /s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
President, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: April 18, 2008