Form 10QSB/A
period 2008-02-29
CHANCERY RESOURCES, INC.
filed 2008-04-23
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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
Yes [X]   No [   ]

Explanatory Note: This amendment to our Form 10-QSB for the quarterly period ended February 29, 2008 has been filed in order to reflect changes to our interim financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Chancery Resources, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of February 29, 2008, and our results of operations and our cash flows for the three month period ended February 29, 2008. The results for this interim period are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Chancery Resources, Inc.
(An Exploration Stage Company)
February 29, 2008

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	February 29,	November 30,
	2008	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	88,636	98,531
Prepaid expenses	713	713

Total Assets	89,349	99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,120	3,720
Accrued liabilities	9,121	–
Due to related party (Note 3(b))	45,814	45,214

Total Liabilities	62,055	48,934

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 2,500,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common Stock, 2,500,000,000 shares authorized, $0.00001 par value;
151,250,000 shares issued and outstanding	1,512	1,512

Additional Paid-in Capital	103,538	103,538

Donated Capital (Note 3(a))	8,750	7,250

Deficit Accumulated During the Exploration Stage	(86,506)	(61,990)

Total Stockholders’ Equity	27,294	50,310

Total Liabilities and Stockholders’ Equity	89,349	99,244

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	September 12, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	69,254	22,117	6,894
Management services (Notes 3(a))	8,750	1,500	1,500
Impairment of mineral property costs	3,700	–	–
Mineral property costs	75	–	–
Rent (Note 3(a))	4,727	899	766

Total Expenses	86,506	24,516	9,160

Net Loss for the Period	(86,506)	(24,516)	(9,160)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding ( Note 5 )		151,250,000	125,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(24,516)	(9,160)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	1,500	1,500

Changes in operating assets and liabilities:
Accounts payable	3,400	(834)
Accrued liabilities	9,121	-
Due to related party	600	50

Net Cash Used in Operating Activities	(9,895)	(8,444)

Decrease in Cash	(9,895)	(8,444)

Cash - Beginning of Period	98,531	16,290

Cash - End of Period	88,636	7,846

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Chancery Resources , Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $86,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No . 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

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

a)

For the three months ended February 29, 2008, the Company recognized $1,500 (three months ended February 28, 2007 - $1,500) for donated services ($500 per month) provided by the President of the Company and incurred $899 (three months ended February 28, 2007 - $766) in rent to a company controlled by the President of the Company.

b)

As at February 29, 2008, the Company is indebted to the President of the Company for $45,814 (November 30, 2007 - $45,214) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

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

On February 1 , 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common and preferred stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value and from 100,000,000 shares of preferred stock to 2,500,000,000 shares of preferred stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

6.	Subsequent Events

On March 19, 2008, the Company entered into an agreement to acquire a 100% interest in certain mineral claims located in Valparaiso, Antioquia, Colombia for $270,000 to be paid as follows:

	a)	$50,000 payable immediately on the signing of the agreement;

	b)	$70,000 before April 18, 2008; and

	c)	$150,000 before June 17, 2008.

On April 4, 2008, the Company paid $5,000 to amend the profit sharing terms of the agreement. Upon commencement of mining operations, all profits from the sale of ore shall be split 60% to the Company and 40% to the vendor. If the Company pays a further $210,000, in addition to the $270,000 purchase price, such profits will then be split 90% to the Company and 10% to the vendor. The Company would have the right to acquire the vendor’s 10% profit interest at any time for $370,000.

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

We did not earn any revenues during the three month period ending February 29, 2008. During the three month period ended February 29, 2008, we incurred operating expenses in the amount of $24,516, compared to operating expenses of $9,160 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $22,117 (2007: $6,894) management services of $1,500 (2007: $1,500) and rent of $899 (2007: $766). The increase in operating expenses during the three months ended February 29, 2008, compared to the same period in fiscal 2007, was mainly due to an increase in professional fees incurred.

In the next twelve months we anticipate spending $220,000 to $320,000 on mineral property costs, management services and administrative costs. Our cash on hand at February 29, 2008 was $84,286. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Included in our anticipated spending is our required payment of $270,000 to Altos de Amador, of which we have paid, from cash on hand, $50,000 on the execution of the agreement with Altos de Amador. We anticipate that the $70,000 due on or before April 18, 2008, will be made in a late payment and will be funded by way of an interest free loan from a non-US resident third party. We also anticipate that the $150,000 due on or before June 17, 2008 will be funded by way of an interest free loan from a non-US resident third party.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period.

Purchase of Significant Equipment

We do not expect to make any significant equipment purchases during the next twelve month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of February 29, 2008.

Liquidity and Capital Resources

As at February 29, 2008, our company had $89,349 in current assets, including $88,636 in cash and $713 in prepaid expenses. As at February 29, 2008, we had working capital of $27,294.

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

Mineral Property Costs

We have been in the exploration stage since our inception and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

We have been in the business of exploring mineral resource properties since September 2006 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending February 28, 2009, we expect to spend approximately $220,000 to $320,000 on mineral property costs, management services and administrative costs. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $88,636 as of February 29, 2008. At February 29, 2008, we had working capital of $27,294. We incurred a net loss of $24,516 for the three month period ended February 29, 2008 and $86,506 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $5,800 to $7,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB- 2 filed on March 20, 2007).

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

10.2	Mining Acquisition Agreement dated March 19, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Current Report on Form 8-K filed on March 25, 2008).

10.3*	Amending Agreement dated April 4, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 18, 2008).

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

99.2	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

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

Date: April 22, 2008