Form 10QSB
period 2008-05-31
CHANCERY RESOURCES, INC.
filed 2008-07-17
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-53142

CHANCERY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle 10 No. 25 – 104, Apto 110, Medellin, Colombia
(Address of principal executive offices)

57 312 776 5740
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,250,000 common shares issued and outstanding as of July 2, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Chancery Resources, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of May 31, 2008, and our results of operations and our cash flows for the six month period ended May 31, 2008. The results for this interim period are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Chancery Resources, Inc.
(An Exploration Stage Company)

May 31, 2008

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31,	November 30,
	2008	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	22,687	98,531
Prepaid expenses	755	713

Total Assets	23,442	99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	11,933	3,720
Accrued liabilities	3,529	–
Due to related party (Note 3(b))	44,917	45,214

Total Liabilities	60,379	48,934

Contingencies and Commitments (Note 1 and 4)

Stockholders’ Equity (Deficit)

Preferred stock, 2,500,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–

Common stock, 2,500,000,000 shares authorized, $0.00001 par value;
32,250,000 and 151,250,000 shares issued and outstanding, respectively	322	1,512

Additional paid-in capital	104,728	103,538

Donated capital (Note 3(a))	10,250	7,250

Deficit accumulated during the exploration stage	(152,237)	(61,990)

Total Stockholders’ Equity (Deficit)	(36,937)	50,310

Total Liabilities and Stockholders’ Equity (Deficit)	23,442	99,244

(The accompanying notes are an integral part of these financial statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	September 12, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	82,590	13,336	17,035	35,453	23,929
Management services (Notes 3(a))	10,250	1,500	1,500	3,000	3,000
Impairment of mineral property costs	53,700	50,000	–	50,000	–
Mineral property costs	75	–	–	–	–
Rent (Note 3(a))	5,622	895	788	1,794	1,554

Total Expenses	152,237	65,731	19,323	90,247	28,483

Net Loss for the Period	(152,237)	(65,731)	(19,323)	(90,247)	(28,483)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Common Shares Outstanding		146,076,000	125,000,000	148,635,000	125,000,000

(The accompanying notes are an integral part of these financial statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(90,247)	(28,483)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	3,000	3,000
Impairment of mineral property costs	50,000	–

Changes in operating assets and liabilities:
Prepaid expenses	(42)	15,000
Accounts payable	8,213	1,056
Accrued liabilities	3,529	–
Due to related party	(297)	50

Net Cash Used in Operating Activities	(25,844)	(9,377)

Investing Activities

Mineral property costs	(50,000)	–

Net Cash Used in Investing Activities	(50,000)	–

Decrease in Cash	(75,844)	(9,377)

Cash - Beginning of Period	98,531	16,290

Cash - End of Period	22,687	6,913

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Chancery Resources, Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficiency of $36,937 and has accumulated losses of $152,237 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amount due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	n)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
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

a)

For the six months ended May 31, 2008, the Company recognized $3,000 (2007 - $3,000) for donated services provided by the President of the Company and incurred $1,794 (2007 - $1,554) in rent to a company controlled by the former President of the Company.

b)

As at May 31, 2008, the Company is indebted to the former President of the Company for $44,917 (November 30, 2007 - $45,214) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

c)

On May 27, 2008, the Company entered into a share cancellation and return to treasury agreement with the former President of the Company wherein he agreed to the return for cancellation 119,000,000 shares of common stock held by him. The former President was not offered any compensation for such cancellation.

4.	Mineral Properties

a)

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

	b)	On March 19, 2008, the Company entered into an agreement to acquire a 100% interest in certain mineral claims located in Valparaiso, Antioquia, Colombia for $270,000 to be paid as follows:

		i.	$50,000 (paid) payable immediately on the signing of the agreement;

		ii.	$70,000 (unpaid) before April 18, 2008; and

		iii.	$150,000 (unpaid) before June 17, 2008.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

Upon commencement of mining operations, all profits from the sale of ore shall be split 60% to the Company and 40% to the vendor. Upon the Company having paid $210,000 of the $270,000 purchase price, such profits will then be split 90% to the Company and 10% to the vendor. The Company would have the right to acquire the vendor’s 10% profit interest at any time upon payment of $370,000.

The cost of the mineral property was initially capitalized. As at May 31, 2008, the Company recognized an impairment loss of $50,000, as it had not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

a)

On February 1, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common and preferred stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 2,500,000,000 shares of common stock with no change in par value and from 100,000,000 shares of preferred stock to 2,500,000,000 shares of preferred stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented

b)

On May 27, 2008, the Company entered into a share cancellation and return to treasury agreement with the former President of the Company wherein he agreed to the return for cancellation of 119,000,000 shares of common stock held by him. The former President was not offered any compensation for such cancellation

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address Calle 10 No. 25 – 104, Apto 110, Medellin, Colombia. Our telephone number is 57.312.776.5740.

We hold the rights to nine Mineral Titles Online cells referred to as the Hunter property, through Geoffrey Gachallan, a director and officer of our company, who holds the property for us in trust. The Hunter property, located in Merritt, British Columbia, Canada, totals 186 acres.

On March 19, 2008, we entered into a mining acquisition agreement with Altos de Amador S.A., wherein we have agreed to purchase a 100% interest in certain mineral claims in Valparaiso, Antioquia, Colombia, known as the El Cafetal Mine.

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

Plan of Operation and Cash Requirements

During the twelve months ending May 31, 2009, we intend to conduct exploration activities on our Hunter and El Cafetal properties. There is no assurance that a commercially viable mineral deposit exists on the properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

In addition, during the next twelve months, we will seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the three months ending May 31, 2008 compared to the three months ended May 31, 2007.

We did not earn any revenues during the three month period ending May 31, 2008. During the three month period ended May 31, 2008, we incurred operating expenses in the amount of $65,731, compared to operating expenses of $19,323 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $13,336 (2007: $17,035) management services of $1,500 (2007: $1,500), Impairment of mineral property costs $50,000 (2007: $Nil) and rent of $895 (2007: $788). The increase in operating expenses during the three months ended May 31, 2008, compared to the same period in fiscal 2007, was mainly due to $50,000 of impairment of mineral property costs.

Results of Operations for the six months ending May 31, 2008 compared to the six months ended May 31, 2007.

We did not earn any revenues during the six month period ending May 31, 2008. During the six month period ended May 31, 2008, we incurred operating expenses in the amount of $90,247, compared to operating expenses of $28,483 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $35,453 (2007: $23,929) management services of $3,000 (2007: $3,000), impairment of mineral property costs of $50,000 (2007: $Nil) and rent of $1,794 (2007: $1,554). The increase in operating expenses during the six months ended May 31, 2008, compared to the same period in fiscal 2007, was mainly due to $50,000 of impairment of mineral property costs and an increase in professional fees incurred.

In the next twelve months we anticipate spending $500,000 to $900,000 on mineral exploration costs and processing plant upgrades and $220,000 to $320,000 on mineral property costs, management services and administrative costs. Our cash on hand at May 31, 2008 was $22,687. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Included in our anticipated spending is our required payment of $270,000 to Altos de Amador, of which we have paid, from cash on hand, $50,000 on the execution of the agreement with Altos de Amador. We anticipate that the $70,000 due on or before April 18, 2008, will be made in a late payment on or before August 15, 2008 and will be funded by way of an interest free loan from a non-US resident third party. We also anticipate that the $150,000 due on or before June 17, 2008 will be made on or before August 15, 2008 and will be funded by way of an interest free loan from a non-US resident third party.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period.

Purchase of Significant Equipment

We do not expect to make any significant equipment purchases during the next twelve month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2008, our company had $23,442 in current assets, including $22,687 in cash and $755 in prepaid expenses. As at May 31, 2008, we had working capital deficit of $36,937.

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

We have been in the business of exploring mineral resource properties since September 2006 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending May 31, 2009, we expect to spend approximately $500,000 to $900,000 on mineral exploration costs and processing plant upgrades and$220,000 to $320,000 on mineral property costs, management services and administrative costs. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $22,687 as of May 31, 2008. At May 31, 2008, we had working capital deficit of $36,937. We incurred a net loss of $90,247 for the six month period ended May 31, 2008 and $152,237 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $5,800 to $7,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

As of May 31, 2008, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On May 27, 2008, Geoffrey Gachallan entered into a share transfer agreement with Juan Restrepo Gutierrez, our president wherein Mr. Gachallan transferred 4,000,000 shares of our common stock to Juan Restrepo Gutierrez. Also on May 27, 2008, we entered into a share cancellation and return to treasury agreement with Mr. Gachallan, wherein, Mr. Gachallan agreed to the return and cancellation of the remaining 119,000,000 shares of our common stock currently held by him. Mr. Gachallan was not offered any compensation for such cancellation.

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

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB- 2 filed on March 20, 2007).

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

10.2	Mining Acquisition Agreement dated March 19, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Current Report on Form 8-K filed on March 25, 2008).

10.3	Amending Agreement dated April 4, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 18, 2008).

10.4	Share Cancellation/Return to Treasury Agreement (incorporated by reference from our Current Report on Form 8-K filed on June 5, 2008).

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

99.2	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

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

Date: July 17, 2008