Form 10-K
period 2008-11-30
CHANCERY RESOURCES, INC.
filed 2009-03-02
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-51163

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Westgrove Drive, Suite 104, Dallas, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(214) 288-9897

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 23, 2009 was
$191,750 based on a $0.01 closing price for the Common Stock on February 23, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 32,250,000 as of February 23, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.     Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Chancery” mean Chancery Resources, Inc. and our wholly owned subsidiaries Chancery Mining Canada Ltd. and Minera Chancery Columbia, unless otherwise indicated.

General Overview and Business Development over the Last Three Years

We were incorporated in the State of Nevada on September 12, 2006. We are an exploration stage corporation. An exploration stage corporation is one that is engaged in the search from mineral deposits or reserves which are not in either the development or production stage.

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 4400 Westgrove Drive, Suite 104, Dallas, Texas 75001. Our telephone number is (214) 288-9897.

Since October 2006, we held the rights to nine Mineral Titles Online cells referred to as the Hunter property, through Geoffrey Gachallan, a former director and officer of our company, who held the property for us in trust. On September 9, 2008, our rights to the claim expired.

On March 19, 2008, we entered into a mining acquisition agreement with Altos de Amador S.A., wherein we have agreed to purchase a 100% interest in certain mineral claims in Valparaiso, Antioquia, Colombia, known as the El Cafetal Mine.

As consideration for the purchase, we have agreed to pay to Altos de Amador $270,000 cash, to be provided as follows:

(a)	$50,000 to be provided on signing of the acquisition agreement (paid);

(b)	$70,000 to be provided within 30 days of signing the acquisition agreement (paid); and

(c)	$150,000 to be provided within 90 days of signing the acquisition agreement.

In addition, we have agreed to split profits from mining operations – 60% to our company and 40% to the vendor until such time as we have paid $210,000 of the purchase price, after which, profits shall be split 90% to our company and 10% to the vendor. We have the right to acquire the vendor’s 10% profit interest at any time for $370,000.

Effective April 4, 2008, we entered into an amending agreement with Altos de Amador wherein the terms of profit split have been amended so that, upon commencement of mining operations, all profits from the sale of ore shall be split 60% to our company and 40% to the vendor. Upon our company having paid a further $210,000, in addition to the funds payable pursuant to the terms of the mining acquisition agreement, such profits shall then be split 90% to our company and 10% to the vendor. Our company will have the right to acquire the vendor’s 10% profit interest at any time upon payment of an additional $370,000. There are currently some governmental requirements that need to be fulfilled for the El Cafetal mining title. These requirements include the present title owner amending a PTO report to comply with certain specifications and paying certain annual governmental fees, all of which are currently being completed.

To date, we have not made the final $150,000 payment as required by the mining acquisition agreement. We plan to hold such payment until the above title requirements have been complied with and or alternatively to pay the outstanding governmental fees due on the El Cafatel mine and deduct these amounts from the final $150,000 payment.

On October 16, 2008, Rafael A. Pinedo and Jeffrey Fanning were appointed as directors of our company.

Subsequent to such appointments, on October 16, 2008, Juan Restrepo Gutierrez resigned as president and a director of our company and Rafael A. Pinedo was appointed president. Mr. Restrepo remains as chief executive officer, chief financial officer, secretary and treasurer. In addition, Mr. Fanning was appointed vice president of exploration. Our board of directors now consists of Rafael A. Pinedo and Jeffery Fanning.

On November 4, 2008, our board of directors designated 40,000,000 shares of our preferred stock as the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of our common stock on the basis of one (1) share of Series A Preferred Stock for one-fifth (1/5) of one share of our Common Stock;

On November 6, 2008, we entered into a consulting agreement with Rafael Pinedo, our President. The term of the agreement is for a period of one year and in consideration for the services to be provided we have agreed to issue 1,000,000 restricted shares of our common stock to Mr. Pinedo.

On November 6, 2008, we entered into a mineral property acquisition agreement with CB Resources Ltd., BNP Resources LLC and Rafael Pinedo to acquire certain mineral property interests known as the HCL Property (the HCL Property is comprised in part by our formerly owned Hunter Property). The closing of the transactions contemplated in the mineral property acquisition agreement occurred on November 6, 2008. In accordance with the closing of the mineral property acquisition agreement, we agreed to issue 1,000,000 restricted shares of our common stock to CB Resources Ltd., 25,000,000 restricted shares of our Series A Preferred Stock to Rafael Pinedo and 6,000,000 restricted shares of our Series A Preferred Stock to BNP Resources LLC. Due to land ownership restrictions under British Columbia laws, we entered into a trust agreement with CB Resources Ltd., wherein CB Resources Ltd. agreed to hold the mineral property interests in trust for our company.

On November 12, 2008, we incorporated a wholly owned subsidiary pursuant to the laws of the Province of British Columbia under the name Chancery Mining Canada Ltd.

On January 19, 2009, we acquired through our wholly owned subsidiary, Chancery Mining Canada Ltd., an undivided one hundred percent (100%) interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property.

The Fiddler Creek Property is comprised of 25 mineral claims, totaling 465.74 hectares located within the Omineca Mining Division in northwestern British Columbia. The acquired block of claims counts with records of a past producer “Fiddler Creek,” which describes the geology of the Property as an area that is underlain by argillites of the Jurassic to Cretaceous Bowser Lake Group, in which auriferous quartz veins are probable sources for placer gold along Fiddler Creek (BC Minfile 103I206). The deposit types that historically predominate in the Fiddler-Doreen area are Silver, Gold, Lead and Zinc. Geophysical, soil, rock and core samples will be analyzed soon; an exploration program recommended by a qualified geology person will be released when finalized.

On January 30, 2009, we incorporated a wholly owned subsidiary pursuant to the laws of Columbia under the name Minera Chancery Colombia.

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on our properties.

Our current operational focus is to conduct exploration activities on our HCL Property, to complete the terms of the mining acquisition agreement with Altos de Amador S.A. for the El Cafetal Mine and to conduct exploration activities on our Fiddler Creek Property.

HCL Property

General Information

The HCL Property is a mining claim located in Merritt, British Columbia, Canada, and totals 415.04 hectares or 1,026 acres approximately.

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
592560	HCL	20	10/04/2009

A cell is an area, which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The claim is registered in the name of the CB Resources Ltd. who has agreed to hold the claim in trust on behalf of Chancery Resources. As October 06, 2008, it’s not yet been determined whether there are proven or probable reserves on the property.

There are no native land claims that affect title to the property.

Location and Access

The HCL mineral claim is comprised of 20 contiguous cells totaling 415.0483 hectares. The center of the property is located at the latitude 50o 2' 14" N and the longitude is 120o 47' 1" W. The claim is motor vehicle accessible from the Town of Merritt, B.C. by traveling 19 miles east along Highway #5 beyond the Village of Quilchena, B.C. to the Minnie Lake cut-off and then for 18 miles south by gravel ranch roads to the mineral claim.

Below is map of the HCL Claim:

Physiography

The Town of Merritt, British Columbia which lies 37 miles by road northwest of the HCL mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Merritt B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla (toll section) highway, in the time it takes to travel 200 miles. The overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies. The claim area ranges in elevation from 2,850 feet to 3,400 feet mean sea level. The physiographic setting of the property can be described as rounded, open range, plateau terrain that has been surficially altered both by the erosional and the depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and streams are abundant in the area.

Below is a map of the HCL Property location:

HCL Location

Quesnel
Williams Lake
Revelstoke
Kamloops
Enderby
Armstrong
Vernon
Merritt
Kelowna
HCL
Penticton
Greenwood
Grand Forks
Castlegar
Trail
Nelson
Kimberley
Cranbrook
Courtenay
Parksville
Nanaimo
Port Moody
Surrey
Chilliwack
White Rock
Abbotsford
Duncan
Victoria
93G
93C
93B
93H
93E
93A
83D
83C
82M
82N
82O
82L
82K
82J
82I
92P
92O
92N
92I
92K
92J
92H
92G
92F
82E
82F
82G
92C
92B
0
70
140 km.
Map center: 50°17' N, 119°33' W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Victoria
Trail
Legend
Provincial Boundary (1:2M)
Boundary (International)
Boundary (Interprovincial)
NTS Grid
Transportation - Points (1:2M)
Airstrip
Ferry Route
Seaplane Custom Port
Transportation - Lines (1:2M)
Ferry Route
Road - Trunk
Road - Main
Road - Local
Bridge
Rail Line
Water - Points (1:2M)
Falls
Dam
Water - Lines (1:2M)
River/Stream - Definite
River/Stream - Left Bank
River/Stream - Right Bank
Dam
Lake - Definite
Icefield
Island - Definite
Coastline - Definite
Water - Polygons (1:2M)
River/Stream - Definite
Lake - Definite
Island - Definite
Major Cities
Scale: 1:3,955,315

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Location, History and Land Tenure

The geology of the HCL mineral claim may be described as being underlain by units of the Nicola Group. Some or all of these units may be found to host economic mineralization. The property geological setting offers good underlying possibilities and all overburden areas should be checked if a field program is undertaken. The deposit types that historically predominate in the general area are, as the larger target, as a porphyry-type base metal (copper-gold-palladium or copper-molybdenum) occurrence with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization. The most prolific host in this area is the Nicola Group andesitic tuffs that are often skarned or altered. Any occurrences of Princeton Group sediments, i.e. shales, sanstone, etc. should be checked thoroughly for coal occurrences and possibly coal-bed methane gas possibilities.

Requirements for Title

Title to the property has already been granted CB Resources Ltd., who holds the claim in trust for our company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the Company by CB Resources Ltd., a corporation registered under the British Columbia Business Corporations Act. The mineral title claim has been registered with the Government of British Columbia.

Fiddler Creek Property

General Information

The Fiddler Creek Property is comprised of 25 mineral claims, totaling 465.74 hectares located within the Omineca Mining Division in northwestern British Columbia. The acquired block of claims counts with records of a past producer “Fiddler Creek,” which describes the geology of the Property as an area that is underlain by argillites of the Jurassic to Cretaceous Bowser Lake Group, in which auriferous quartz veins are probable sources for placer gold along Fiddler Creek (BC Minfile 103I206). The deposit types that historically predominate in the Fiddler-Doreen area are Silver, Gold, Lead and Zinc. Geophysical, soil, rock and core samples will be analyzed soon; an exploration program recommended by a qualify geology person will be released when finalized.

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
597810	Fiddler Creek	25	01/19/2010

Below is a map of the Fiddler Creek Property:

Climate and Local Resources

The climate in the area is temperate with significant coastal influence coming from the west up the Skeena valley as well as from the southwest up the Kitimat valley. The northern location allows for long hours of daylight during the summer, while significant snowfall occurs during winter season, which limits fieldwork. Field season is comprised between June and early September.

The closest airport is the Terrace airport, which receives daily flights from Vancouver and serves as a transportation hub for the area. The Canadian National Railway and Yellowhead Highway (Highway 16) go through Terrace along the Skeena River and connect the interior of B.C. to the ocean ports of Prince Rupert and Kitimat.

El Cafetal Mine

General Information

The El Cafetal Mine is located in the River basin of the Honda stream, on the Eastern flank of the Western Mountain range, in the municipality of Valparaiso, Antioquia, Colombia.

The property covers an area of 135 hectares. The geology of the zone includes sedimentary rocks and basaltic lava and Andesite of Tertiary age with several veins and veins with different thicknesses and sulfide concentrations up to 80%.

The mineralization consists of several veins with thicknesses between 0.15 and 1.1 m, composed by quartz, pyrite and partly free gold fitted in andesite lava, the strips of 0.15 m of thickness with great sulfide concentrations are common mainly pyrite up to an 80% with intermediate zones of rock with scattered sulfides, in the endorsements the salband are common to conform a mineralized zone up to 1.1 m.

We recently completed preliminary sampling and chemical analyses on the El Cafatel property. Our management is awaiting the results from the preliminary sampling program and will update shareholders in the near future.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Subsidiaries

Other than Chancery Mining Canada Ltd. and Minera Chancery Colombia, we do not have any subsidiaries.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we have two employees. We do not expect any material changes in the number of employees over the next 12 month period.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $1,638 as of November 30, 2008. At November 30, 2008, we had working capital deficit of $107,754. We incurred a net loss of $1,224,237 for the year ended November 30, 2008 and $1,286,227 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 23, 2009, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

Executive Offices

As of the date of this current report, our executive and administrative offices are located at 4400 Westgrove Drive, Suite 104, Dallas, Texas 75001. We lease approximately 1350 square feet at a cost of $1860 per month. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed. We also keep an administration and geology office on the 3rd Floor, 422 Richards Street Vancouver, B.C. V6B2Z3.

Mineral Properties

As of the date of this annual report on Form 10-K, we hold or have the rights to acquire the following properties: El Cafetal Mine, the HCL Property and the Fiddler Creek Property. For detailed descriptions of these properties, please see the section entitled “Business” above.

Item 3.     Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “CCRY.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
November 30, 2008	$0.40	$0.10
August 31, 2008	$0.76	$0.14
May 31, 2008	$0.75	$0.75
February 29, 2008	$N/A(2)	$N/A(2)
November 30, 2007	$N/A(2)	$N/A(2)
August 31, 2007	$N/A(2)	$N/A(2)
May 31, 2007	$N/A(2)	$N/A(2)
February 28, 2007	$N/A(2)	$N/A(2)

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
November 30, 2006	$N/A(2)	$N/A(2)
August 31, 2006	$N/A(2)	$N/A(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) No trades occurred during this period.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: (775) 562-4091; Facsimile: (775) 974-1444) is the registrar and transfer agent for our common shares.

On October 31, 2008, the shareholders' list showed 32 registered shareholders, 30,250,000 common shares and no Series A Preferred Shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On February 9, 2009, our directors approved the adoption of the 2009 Stock Option Plan which permits our company to issue up to 6,450,000 shares of our common stock to directors, officers, employees and consultants of our company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2008.

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Management plans to continue exploration of the El Cafetal property at the same time that the Company undertakes efforts to place the property into production. As we intend to continue exploration at the El Cafetal Project for the foreseeable future, we are moving forward with our plans to make improvements to the property, which will include recondition of current equipments and acquisition of some new parts and materials. The Company recently completed preliminary sampling and chemical analyses on the El Cafatel property. The Company also intends to begin exploration of the HCL and Fiddler Creek property as fieldwork season 2009 starts for more detailed sampling and mapping of the area. Our ultimate objective is to become a producer of gold, silver and possibly other associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Results of Operations for the Years Ended November 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended November 30, 2008 and 2007.

Our operating results for the years ended November 30, 2008 and 2007 are summarized as follows:

		Year Ended
		November 30
		2008		2007
Revenue	$	Nil	$	Nil
Total Expenses		$1,224,237		$55,991
Net Loss		$1,224,237		$55,991

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the year ended November 30, 2008 and November 30, 2007 are outlined in the table below:

	Year Ended
	November 30
	2008		2007
General and administrative	$83,263		$46,613
Consulting fees	$10,000	$	Nil
Management services	$5,500		$6,000
Impairment of mineral property costs	$1,116,930	$	Nil
Mineral property costs	$6,000		$75
Rent	$2,544		$3,303

The increase in operating expenses for the year ended November 30, 2008, compared to the same period in fiscal 2007, was mainly due to an increase in general and administrative expenses of $83,263 (2007: $46,613), an impairment of mineral property costs of $1,116,930 (2007: $Nil), an increase in consulting fees of $10,000 (2007: Nil) and an increase in mineral property costs of $6,000 (2007: $75).

Liquidity and Financial Condition

As of November 30, 2008, our total assets were $112,109 and our total liabilities were $295,786 and we had a working capital deficit of $107,754. Our financial statements report a net loss of $1,224,237 for the year ended November 30, 2008, and a net loss of $1,286,227 for the period from September 12, 2006 (date of inception) to November 30, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At		At
	November		November
	30, 2008		30, 2007
Net Cash (Used in) Operating Activities	$(75,765)		$(32,768)
Net Cash Provided by (Used In) Investing Activities	$(50,000)	$	Nil
Net Cash Provided by Financing Activities	$28,872		$115,009
Increase In Cash During The Period	$(96,893)		$82,241

We had a working capital deficit of $107,754 as of November 30, 2008 compared to working capital surplus of $50,310 as of November 30, 2007.

Our principal sources of funds have been from sales of our common stock and short term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities, amounts due to a related party and loans payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.     Financial Statements and Supplementary Data

Chancery Resources, Inc.
(An Exploration Stage Company)
November 30, 2008

1

Report of Independent Registered Public Accounting  Firm

To the Directors and Stockholders
Chancery Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Chancery Resources, Inc. (An Exploration Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from September 12, 2006 (Date of Inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancery Resources, Inc. as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from September 12, 2006 (Date of Inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 23, 2009

Chancery Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	November 30,
	2008	2007
	$	$
ASSETS

Current Assets

Cash	1,638	98,531
Prepaid expenses (Note 6)	110,471	713

Total Assets	112,109	99,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Bank indebtedness	8,872	–
Accounts payable and accrued liabilities	159,394	3,720
Loan payable (Note 4(c))	44,917	45,214
Due to related parties (Notes 3(b) and (c))	6,680	–

Total Current Liabilities	219,863	48,934

Loans payable, less unamortized discount of $14,077 (Notes 4(a) and (b))	75,923	–

Total Liabilities	295,786	48,934

Contingencies and Commitments (Notes 1, 5 and 6)

Stockholders’ Equity (Deficit)

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value;
no shares issued and outstanding (2007 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001
par value; 31,000,000 shares issued and outstanding (2007 – None issued) (Note 8)	310	–

Common stock: 2,500,000,000 shares authorized, $0.00001 par value;
32,250,000 shares issued and outstanding (2007 - 151,250,000 shares) (Note 7)	322	1,512

Additional paid-in capital	1,088,418	103,538

Donated capital (Notes 3(a) and (b))	13,500	7,250

Deficit accumulated during the exploration stage	(1,286,227)	(61,990)

Total Stockholders’ Equity (Deficit)	(183,677)	50,310

Total Liabilities and Stockholders’ Equity	112,109	99,244

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from
	September 12, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	130,400	83,263	46,613
Consulting fees (Note 6)	10,000	10,000	–
Management services (Note 3(a))	12,750	5,500	6,000
Impairment of mineral property costs (Note 5)	1,120,630	1,116,930	–
Mineral property costs	6,075	6,000	75
Rent (Note 3(a) and (b))	6,372	2,544	3,303

Total Expenses	1,286,227	1,224,237	55,991

Net Loss for the Period	(1,286,227)	(1,224,237)	(55,991)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Common Shares Outstanding		89,390,000	130,106,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	September 12, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(1,286,227)	(1,224,237)	(55,991)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	13,500	6,250	6,000
Impairment of mineral property costs	1,116,930	1,116,930	–
Shares issued for services	10,000	10,000	–

Changes in operating assets and liabilities:
Prepaid expenses	(471)	242	14,287
Accounts payable and accrued liabilities	9,394	5,674	2,886
Loan payable	2,696	2,696	–
Due to related party	25,590	6,680	50

Net Cash Used In Operating Activities	(108,588)	(75,765)	(32,768)

Investing Activities

Mineral property costs	(50,000)	(50,000)	–

Net Cash Used In Investing Activities	(50,000)	(50,000)	–

Financing Activities

Advances from related party	46,304	20,000	10,009
Bank indebtedness	8,872	8,872	–
Proceeds from common stock subscribed	105,050	–	105,000

Net Cash Provided By Financing Activities	160,226	28,872	115,009

Increase (Decrease) in Cash	1,638	(96,893)	82,241

Cash - Beginning of Period	–	98,531	16,290

Cash - End of Period	1,638	1,638	98,531

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Financing and Investing Activities

Promissory note issued for mineral property	70,000	70,000	–
Common stock issued for mineral property	120,000	120,000	–
Preferred stock issued for mineral property	744,000	744,000	–
Common stock issued for services and prepaid expense	120,000	120,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 12, 2006 (Date of Inception) to November 30, 2008
(Expressed in US dollars)

							Deficit
							Accumulated
	Convertible				Additional		During the
	Preferred Stock		Common Stock		Paid-in	Donated	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	#	$	$	$	$	$

Balance – September 12, 2006 (Date of Inception)	–	–	–	–	–	–	–	–

Shares issued for cash at $0.0000004 per share	–	–	125,000,000	1,250	(1,200)	–	–	50
Donated services	–	–	–	–	–	1,250	–	1,250
Net loss for the period	–	–	–	–	–	–	(5,999)	(5,999)

Balance – November 30, 2006	–	–	125,000,000	1,250	(1,200)	1,250	(5,999)	(4,699)

Shares issued for cash at $0.004 per share	–	–	26,250,000	262	104,738	–	–	105,000
Donated services	–	–	–	–	–	6,000	–	6,000
Net loss for the year	–	–	–	–	–	–	(55,991)	(55,991)

Balance – November 30, 2007	–	–	151,250,000	1,512	103,538	7,250	(61,990)	50,310

Cancellation of shares	–	–	(121,000,000)	(1,210)	1,210	–	–	–
Shares issued for services at $0.12 per share	–	–	1,000,000	10	119,990	–	–	120,000
Shares issued for mineral property at $0.12 per share	–	–	1,000,000	10	119,990	–	–	120,000
Shares issued for mineral property at $0.024 per share	31,000,000	310	–	–	743,690	–	–	744,000
Donated services and expenses	–	–	–	–	–	6,250	–	6,250
Net loss for the year	–	–	–	–	–	–	(1,224,237)	(1,224,237)

Balance – November 30, 2008	31,000,000	310	32,250,000	322	1,088,418	13,500	(1,286,227)	(183,677)

On February 4, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common and preferred stock. All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Chancery Resources, Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company has acquired a mineral properties located in the province of British Columbia, Canada, and Antioquia, Colombia and has not yet determined whether these properties contain reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $107,754 and has accumulated losses of $1,286,227 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management plans to continue exploration of the El Cafetal property at the same time that the Company undertakes efforts to place the property into production. As we intend to continue exploration at the El Cafetal Project for the foreseeable future, we are moving forward with our plans to make improvements to the property . The Company recently completed preliminary sampling and chemical analyses on the El Cafatel property. The Company also intends to begin exploration of the HCL and Fiddler Creek properties in fiscal 2009. Our ultimate objective is to become a producer of gold, silver and possibly other associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, imputed interest, donated expenses, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Earnings (Loss) Per Share

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities, amounts due to related parties and loans payable, were estimated to approximate their carrying values due to the immediate or short- term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Foreign Currency Translation

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

m)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

a)

For the year ended November 30, 2008, the Company recognized $5,500 (2007 - $6,000) for donated services provided by the former President of the Company and incurred $1,794 (2007 - $3,303) in rent to a company controlled by the former President of the Company.

b)

For the year ended November 30, 2008, the Company incurred $750 (2007 - $Nil) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $4,150 (2007 - $Nil) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

c)

As at November 30, 2008, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (2007 - $Nil) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

d)

On November 6, 2008, the Company entered into a consulting agreement with the President of the Company for services and was issued 1,000,000 shares of restricted common stock with a fair value of $120,000 (Refer to Note 6).

e)

On May 27, 2008, the Company entered into a share cancellation and return to treasury agreement with the former President of the Company wherein he agreed to the return for cancellation 121,000,000 shares of common stock held by him. The former President was not offered any compensation for such cancellation.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

4.	Loans Payable

a)

On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. As at November 30, 2008, an implicit interest rate of 15% was recognized resulting in an unamortized discount of $14,077.

	b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)

As at November 30, 2008, the Company is indebted to the former President of the Company for $44,917 (2007 - $45,214) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

5.	Mineral Properties

	a)	On March 19, 2008, the Company entered into an agreement to acquire a 100% interest in certain mineral claims located in Valparaiso, Antioquia, Colombia for $270,000 to be paid as follows:

		i.	$50,000 payable immediately on the signing of the agreement (paid);

		ii.	$70,000 payable before April 18, 2008 (paid by loan payable – see Note 4(a)); and

		iii.	$150,000 payable before June 17, 2008 (unpaid).

Upon commencement of mining operations, all profits from the sale of ore shall be split 60% to the Company and 40% to the vendor. Upon the Company having paid $210,000 of additional consideration to the vendor, such profits will then be split 90% to the Company and 10% to the vendor. The Company may acquire the vendor’s 10% profit interest at any time upon payment of $370,000 of additional consideration.

The cost of the mineral property was initially capitalized. As at November 30, 2008, the Company recognized an impairment loss of $252,930, as it had not yet been determined whether there are proven or probable reserves on the property, and recorded the $150,000 that remains unpaid as a liability.

b)

On November 6, 2008, the Company entered into an agreement to acquire 100% interest in certain mineral claims located in the province of British Columbia, Canada. In consideration of the purchase, the Company issued 1,000,000 shares of restricted common stock and 31,000,000 shares of restricted convertible preferred stock. The preferred shares are convertible into common shares on the basis of five shares of preferred stock for one share of common stock. The claim is registered in the name of CB Resources Ltd., a private British Columbia company with common directors, which holds the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at November 30, 2008, the Company recognized an impairment loss of $864,000, as it had not yet been determined whether there are proven or probable reserves on the property.

6.	Commitments

On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $120,000. As at November 30, 2008, $10,000 was charged to operations and $110,000 is included in prepaid expenses.

7.	Common Stock

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

b)

On May 27, 2008, the Company entered into a share cancellation agreement with the former President of the Company wherein he agreed to return for cancellation 121,000,000 shares of common stock held by him for no consideration.

c)

On November 6, 2008, the Company issued 1,000,000 shares of restricted common stock with a fair value of $120,000 to the President of the Company, pursuant to a consulting agreement described in Note 6.

d)

On November 6, 2008, the Company issued 1,000,000 shares of restricted common stock with a fair value of $120,000 to a company with common directors, pursuant to the mineral property acquisition agreement described in Note 5(b).

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

8.	Convertible Preferred Stock

On November 6, 2008, the Company issued 25,000,000 shares of restricted preferred stock, convertible to common stock at 5:1 ratio, with a fair value of $600,000 to the President of the Company, and 6,000,000 shares of restricted preferred stock, convertible to common stock at 5:1 ratio, with a fair value of $144,000 to a company with common directors, pursuant to the mineral property acquisition agreement described in Note 5(b).

9.	Income Taxes

The Company has a net operating loss carry-forward of approximately $1,273,000 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	November 30,	November 30,
	2008	2007
	$	$
Income tax recovery at statutory rate	428,483	19,597
Donated services and expenses	(2,188)	(2,100)
Valuation allowance change	(426,295)	(17,497)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2008 are as follows:

	November 30,	November 30,
	2008	2007
	$	$
Net operating losses carried forward	445,454	19,159
Valuation allowance	(445,454)	(19,159)
Net deferred income tax asset	–	–

10.	Subsequent Events

	a)	On November 12, 2008, the Company incorporated a wholly owned subsidiary, Chancery Mining Canada Ltd.

b)

On January 19, 2009, the Company acquired through its wholly owned subsidiary Chancery Mining Canada Ltd., a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property.

	c)	On January 30, 2009, the Company incorporated a wholly owned subsidiary Minera Chancery Colombia.

d)

On February 9, 2009, the Company approved the adoption of the 2009 Stock Option Plan which permits the Company to issue up to 6,450,000 shares of common stock to directors, officers, employees and consultants of the Company.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management did not complete its assessment on the effectiveness of our internal controls over financial reporting as of November 30, 2008 due to changes in management which occurred late in fiscal 2008.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rafael A. Pinedo	President and Director	40	October 16, 2008
Jeffrey Fanning	Vice President of Exploration and Director	40	October 16, 2008
Juan Restrepo Gutierrez	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	52	January 9, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Rafael A. Pinedo

Mr. Pinedo has over 20 years of experience in the areas of consulting, engineering, and energy. Since December 3, 1998, Mr. Pinedo has served as president and chief executive officer of Pilgrim Petroleum Corporation (PGPM.OTC and PHV on the Frankfurt Stock Exchange), an oil and gas exploration company based out of Dallas, Texas. Since December 31, 2003, Mr. Pinedo has also served as president and director of engineering and operations, for American Petroleum Corp, an Irving, and Texas based operating company, and managing director of American BNP Resources LP based in Midland, Texas. Mr. Pinedo is Chairman of Arcland Energy Corporation (OTCBB: ACLY) a Dallas Texas exploration company. In addition Mr. Pinedo also serves as a director of CB Resources Ltd. (CNQ.ICD) a Canadian public company based in Vancouver, Canada and director at Mineral Hills Industries Ltd. a Canadian public company (TSXV.MHI), he has assisted as consultant and investor on a number of public companies in the United States, Canada and United Kingdom in energy and mineral exploration operations.

Jeffrey Fanning

Mr. Fanning has over 16 years of experience in engineering, field services and consulting. Mr. Fanning is currently president of Lariat Energy Corp. a field and exploration service company and was vice-president of operations at Pilgrim Petroleum Corp. (OTC.PGPM) until December 2006. Mr. Fanning worked as an operations manager for American BNP Resources LLC a drilling and operating company. Prior to this, Mr. Fanning has been involve in property development and further strategic property acquisitions and assisted a number of public companies in developing their operating plans for their exploration operations.

Juan Restrepo Gutierrez

Mr. Restrepo Gutierrez acts as general manager of Mineral and Geological Consulting Company since October 2006. Prior to that Mr. Restrepo Gutierrez worked in the tire and retreading industry where he served as a production manager, general manager and a consultant for several companies. Mr. Restrepo Gutierrez also worked in the electronic maintenance industry and has experience in the no ferrous foundry industry where he acted as a manager for several years.

Mr. Restrepo Gutierrez has a Bachelor of Geology and a Master of Science in Geology from the University of South Florida, Tampa. He has taken specialization courses in project management, sales and service management, strategic marketing management and quality control under ISO 9000. He taught Optical Mineralogy and Igneous and Metamorphic Petrology at the Universidad Nacional de Colombia. Mr. Restrepo Gutierrez has also taught courses at the Universidad Pontificia Bolivariana and Colegiatura Colombiana de Diseño.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Rafael A. Pinedo	1(2)	1(2)	1(2)
Jeffrey Fanning	1(2)	1(2)	1(2)
Juan Restrepo Gutierrez	Nil	Nil	Nil

(1)	The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.
(2)	The executive officer, director or holder of 10% or more of our common stock failed to file a Form 4 – Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-K filed on February 28, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Juan Restrepo Gutierrez Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Former President (1)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Geoffrey Gachallan Former President, Secretary and Treasurer (2)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Rafael A. Pinedo President and Director (3)	2008 2007	Nil N/A	Nil N/A	10,000(5) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	10,000 N/A
Jeffrey Fanning Vice President of Exploration and Director (4)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)

Mr. Restrepo Gutierrez was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director on January 9, 2008. On October 16, 2008, Mr. Restrepo Gutierrez resigned as a director and President.

(2)	Mr. Gachallan resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of on January 9, 2008.

(3)	Mr. Pinedo was appointed as our President and a Director on October 16, 2008.

(4)	Mr. Fanning was appointed as our Vice President of Exploration and a Director on October 16, 2008.

(5)

On November 6, 2008, we entered into a consulting agreement with Rafael Pinedo, our President. The term of the agreement is for a period of one year and in consideration for the services to be provided we issued 1,000,000 restricted shares of our common stock to Mr. Pinedo.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On November 6, 2008, we entered into a consulting agreement with Rafael Pinedo, our President. The term of the agreement is for a period of one year and in consideration for the services to be provided we issued 1,000,000 restricted shares of our common stock to Mr. Pinedo.

Stock Option Grants to our Named Executive Officers

As at November 30, 2008, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended November 30, 2008 or 2007.

On February 9, 2009, our directors approved the adoption of the 2009 Stock Option Plan which permits our company to issue up to 6,450,000 shares of our common stock to directors, officers, employees and consultants of our company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of November 30, 2008 or 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended November 30, 2008 or 2007.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 23, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rafael A. Pinedo President and Director 4400 Westgrove Dr Suite 106 Dallas Texas 75001	6,000,000(2)	18.60%
Jeffrey Fanning Vice President of Exploration and Director 4400 Westgrove Dr Suite 106 Dallas Texas 75001	1,200,000(3)(4)	3.72%
Juan Restrepo Gutierrez Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer Calle 10 No 25-103, Apt 10 Medellin, Colombia	4,000,000	12.40%
Directors and Executive Officers as a Group(1)	11,200,000	34.72%
Bay Funding Group, Inc. 300 South Duncan Avenue Ste 295 Clearwater, FL 33755	1,875,000	5.81%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 23, 2009. As of February 23, 2009, there were 32,250,000 shares of our company’s common stock issued and outstanding.

(2)	Includes 5,000,000 shares of common stock issuable to Rafael A. Pinedo upon exchange of 25,000,000 shares of our Series A Preferred Stock.

(3)	BNP Resources LLP is controlled by Jeffrey Fanning, a director of our company.

(4)	Includes 1,200,000 shares of common stock issuable to BNP Resources LLP upon exchange of 6,000,000 shares of our Series A Preferred Stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

For the year ended November 30, 2008, the Company recognized $5,500 (2007 - $6,000) for donated services provided by the former President of the Company and incurred $1,794 (2007 - $3,303) in rent to a company controlled by the former President of the Company.

For the year ended November 30, 2008, the Company incurred $750 (2007 - $Nil) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $4,150 (2007 - $Nil) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

As at November 30, 2008, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (2007 - $Nil) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

On November 6, 2008, the Company entered into a consulting agreement with the President of the Company for services and was issued 1,000,000 shares of restricted common stock with a fair value of $120,000. (Refer to Note 6).

On May 27, 2008, the Company entered into a share cancellation and return to treasury agreement with the former President of the Company wherein he agreed to the return for cancellation 121,000,000 shares of common stock held by him. The former President was not offered any compensation for such cancellation.

Director Independence

We currently act with two directors, consisting of Rafael A. Pinedo and Jeffrey Fanning. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2008 and for fiscal year ended November 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	November 30, 2008	November 30, 2007
Audit Fees	$16,118	$12,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Nil	Nil

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

3.3

Certificate of Change filed with the Secretary of State of Nevada on January 16, 2008 effective January 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2008).

3.4	Certificate of Designation of the Series A Preferred Stock

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).

10.2	Mining Acquisition Agreement dated March 19, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Current Report on Form 8-K filed on March 25, 2008).

10.3	Amending Agreement dated April 4, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 18, 2008).

10.4	Share Cancellation/Return to Treasury Agreement (incorporated by reference from our Current Report on Form 8-K filed on June 5, 2008).

10.5	Mining Property Acquisition Agreement dated November 6, 2008 between our company, CB Resources Ltd., BNP Resources LLC and Rafael Pinedo.

10.6	Trust Agreement dated November 6, 2008 between our company and CB Resources Ltd.

10.7	Consulting Agreement dated November 6, 2008 between our company and Rafael Pinedo.

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafael Pinedo

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Juan Restrepo Gutierrez

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafael Pinedo

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Juan Restrepo Gutierrez

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

99.2	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

*filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCERY RESOURCES INC.

By: /s/ Rafael Pinedo
Rafael Pinedo, President and Director
(Principal Executive Officer)
March 2, 2009

By: /s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez, CEO, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rafael Pinedo	By: /s/ Juan Restrepo Gutierrez
Rafael Pinedo, President and Director	Juan Restrepo Gutierrez, CEO, Secretary, Treasurer and CFO
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
March 2, 2009	March 2, 2009

By: /s/ Jeffrey Fanning
Jeffrey Fanning
Vice President of Exploration and Director
March 2, 2009