Form 10-Q
period 2009-02-28
CHANCERY RESOURCES, INC.
filed 2009-04-21
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53142

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4567259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 Westgrove Drive, Suite 104, Dallas, Texas	75001
(Address of principal executive offices)	(Zip Code)

214.288.9897
(Registrant’s telephone number, including area code)

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
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of April 17, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chancery Resources, Inc.
(An Exploration Stage Company)

February 28, 2009

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	February 28,	November 30,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	5,475	1,638
Prepaid expenses (Note 6(a))	80,463	110,471
Total Assets	85,938	112,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	5,918	8,872
Accounts payable and accrued liabilities	162,277	159,394
Loan payable (Note 4(c))	44,917	44,917
Due to related parties (Note 3(b) and (c))	24,326	6,680
Total Current Liabilities	237,438	219,863
Loans payable, less unamortized discount of $11,972 (Note 4(a) and (b))	78,028	75,923
Total Liabilities	315,466	295,786
Contingencies and Commitments (Notes 1, 5 and 6)
Stockholders’ Deficit
Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value;
no shares issued and outstanding (November 30, 2008 – None issued)	–	–
Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value;
31,000,000 shares issued and outstanding (November 30, 2008 – 31,000,000 shares) (Note 8)	310	310
Common stock: 2,500,000,000 shares authorized, $0.00001 par value;
32,250,000 shares issued and outstanding (November 30, 2008 – 32,250,000 shares) (Note 7)	322	322
Additional paid-in capital	1,088,418	1,088,418
Donated capital (Notes 3(a) and (b))	15,000	13,500
Accumulated other comprehensive loss	(45)	–
Deficit accumulated during the exploration stage	(1,333,533)	(1,286,227)
Total Stockholders’ Deficit	(229,528)	(183,677)
Total Liabilities and Stockholders’ Deficit	85,938	112,109

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	September 12, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 28,	February 28,	February 29,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	145,762	15,362	22,117
Consulting fees (Note 6)	40,000	30,000	–
Management services (Note 3(a))	12,750	–	1,500
Impairment of mineral property costs (Note 5)	1,121,074	444	–
Mineral property costs	6,075	–	–
Rent (Note 3(a) and (b))	7,872	1,500	899

Total Expenses	1,333,533	47,306	24,516

Net Loss	(1,333,533)	(47,306)	(24,516)

Other Comprehensive Loss
Foreign currency translation adjustment	(45)	(45)	–

Total Comprehensive Loss	(1,333,578)	(47,351)	(24,516)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding		32,250,000	151,250,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$
Operating Activities
Net loss for the period	(47,306)	(24,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	1,500	1,500
Impairment of mineral property costs	444	–
Shares issued for services	30,000	–
Changes in operating assets and liabilities:
Prepaid expenses	8	–
Accounts payable and accrued liabilities	2,883	12,521
Loan payable	2,105	–
Due to related party	1,250	600
Net Cash Used In Operating Activities	(9,116)	(9,895)
Investing Activities	–	–
Mineral property costs	(444)	–
Net Cash Used In Investing Activities	(444)	–
Financing Activities
Advances from related party	16,396	–
Bank indebtedness	(2,954)	–
Net Cash Provided By Financing Activities	13,442	–
Effect of Exchange Rate Changes on Cash	(45)	–
Increase (Decrease) in Cash	3,837	(9,895)
Cash - Beginning of Period	1,638	98,531
Cash - End of Period	5,475	88,636
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Financing and Investing Activities
Common stock issued for services	30,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
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

The Company incorporated a wholly-owned subsidiary Chancery Mining Canada Ltd. (“Chancery Canada”) on November 12, 2008 in the province of British Columbia, Canada, and incorporated another wholly-owned subsidiary Minera Chancery Colombia (“Chancery Colombia”) on January 30, 2009 in Medellin, Colombia. Both subsidiaries will focus on mining activities.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $151,500 and has accumulated losses of $1,333,533 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The financial statements include accounts of the Company and its wholly-owned subsidiaries, Chancery Canada and Chancery Colombia. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is November 30.

	b)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2008.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2009, and the results of its operations and cash flows for the three month periods ended February 28, 2009 and February 29, 2008. The results of operations for the period ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustment.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, amounts due to a related party, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

3.	Related Party Transactions

a)

For the three months ended February 28, 2009, the Company recognized $Nil (February 29, 2008 - $1,500) for donated services provided by the former President of the Company and incurred $Nil (February 29, 2008 - $899) in rent to a company controlled by the former President of the Company.

b)

For the three months ended February 28, 2009, the Company incurred $1,500 (February 29, 2008 - $Nil) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $21,796 (November 30, 2008 - $4,150) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

c)

As at February 28, 2009, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2008 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

d)

On November 6, 2008, the Company entered into a consulting agreement with the President of the Company for services and was issued 1,000,000 shares of restricted common stock with a fair value of $120,000. (Refer to Note 6(a)).

4.	Loans Payable

a)

On July 25, 2008, the Company received a $70,000 loan for a mineral property acquisition, which is non-interest bearing, unsecured and due on July 25, 2010. As at February 28, 2009, an implicit interest rate of 15% was recognized resulting in an unamortized discount of $11,972 (November 30, 2008 - $14,077).

	b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)

As at February 28, 2009, the Company is indebted to the former President of the Company for $44,917 (November 30, 2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Expressed in US dollars)
(Unaudited)

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

The cost of the mineral property was initially capitalized. As at November 30, 2008, the Company had recognized an impairment loss of $252,930, as it had not yet been determined whether there are proven or probable reserves on the property, and recorded the $150,000 that remains unpaid as a liability.

b)

On November 6, 2008, the Company entered into an agreement to acquire 100% interest in certain mineral claims located in the province of British Columbia, Canada. In consideration of the purchase, the Company issued 1,000,000 shares of restricted common stock and 31,000,000 shares of restricted convertible preferred stock. The preferred shares are convertible into common shares on the basis of five shares of preferred stock for one share of common stock. The claim is registered in the name of CB Resources Ltd., a private British Columbia company with common directors, which holds the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at November 30, 2008, the Company had recognized an impairment loss of $864,000, as it had not yet been determined whether there are proven or probable reserves on the property.

c)

On January 19, 2009, the Company acquired through its wholly-owned subsidiary Chancery Canada, a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property by the purchase of a Free Miner Certificate for $444 (CDN$500). As at February 28, 2009, the Company recognized an impairment loss of $444, as it has not yet been determined whether there are proven or probable reserves on the property.

6.	Commitments

a)

On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $120,000. As at February 28, 2009, $30,000 (February 29, 2008 - $Nil) was charged to operations and $80,000 (November 30, 2008 - $110,000) is included in prepaid expenses.

	b)	On February 1, 2009, the Company entered into an agreement with a consultant to prepare a technical report of a mining property in consideration for the lesser of $700 per day or $5,000.

7.	Common Stock

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

On November 6, 2008, the Company issued 25,000,000 shares of restricted preferred stock, convertible in common stock at 5:1 ratio, with a fair value of $600,000 to the President of the Company, and 6,000,000 shares of restricted preferred stock, convertible in common stock at 5:1 ratio, with a fair value of $144,000 to a company with common directors, pursuant to the mineral property acquisition agreement described in Note 5(b).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Chancery” mean Chancery Resources, Inc. and our wholly owned subsidiaries Chancery Mining Canada Ltd. and Minera Chancery Columbia, unless otherwise indicated.

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

To date, we have not made the final $150,000 payment as required by the mining acquisition agreement. We plan to hold such payment until the above title requirements have been complied with and or alternatively to pay the outstanding governmental fees due on the El Cafetal mine and deduct these amounts from the final $150,000 payment. As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14th, 2009 directly with the owners of the property, Inversiones Midas Limitada, to continue negotiations, which has a final payment of $150,000 minus payments to the outstanding governmental fees due on the El Cafetal mine with no timeframe period for payment.

Effective April 14, 2009, we entered into an agreement with Inversiones Midas wherein the terms of profit split so that, upon commencement of mining operations, all profits from the sale of ore shall be split 60% to our company and 40% to the vendor. Upon our company having paid a further 720 million Colombian pesos (estimated value of land and equipment), Inversiones Midas agrees to give and transfer 50% ownership of the Mining title, in addition to the funds payable pursuant to the terms of the mining acquisition agreement, such profits shall then be split 90% to our company and 10% to the vendor. Our company will have the right to acquire the vendor’s 10% profit interest at any time upon payment of additional 780 million Colombian pesos, and then the remaining 50% of the Title ownership will be transferred to our company.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

Results of Operations

Three Months Ended February 28, 2009 and February 29, 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009 which are included herein.

Our operating results for the three months ended February 28, 2009, for the three months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Change Between Three Month Period Ended February 28, 2009 and February 29, 2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	15,362	22,117	(67,55)
Consulting fees	30,000	Nil	30,000
Management services	Nil	1,500	(1,500)
Impairment of mineral property costs	444	Nil	444
Mineral property costs	Nil	Nil	Nil
Rent	1,500	899	601
Net Loss	(47,306)	(24,516)	22,790

Our accumulated losses increased to $1,333,533 as of February 28, 2009. Our financial statements report a net loss of $47,306 for the three month period ended February 28, 2009 compared to a net loss of $24,516 for the three month period ended February 29, 2008. Our losses have increased primarily as a result of an increase in professional fees and rent.

As at February 28, 2009, we had $237,438 in current liabilities. Our net cash used in operating activities for the three months ended February 28, 2009 was $9,116 compared to $9,895 used in the three months ended February 29, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	February 28,	November 30,
	2009	2008
Current assets	$85,938	$112,109
Current liabilities	237,438	219,863
Working capital	$(151,500)	$(107,754)

Cash Flows

	Three Months Ended
	February 28,	February 29,
	2009	2008
Net cash used in operating activities	$(9,116)	$(9,895)
Net cash used in investing activities	(444)	Nil
Net cash provided by financing activities	13,442	Nil
Net increase (decrease) in cash during period	$3,837	$(9,895)

As of February 28, 2009, our company had working capital deficiency of $151,500. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending February 28, 2010

General and administrative	$60,000
Exploration Expenses	$449,135
Professional fees	$35,000
Total	544,135

We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with the continued exploration of our current properties, including approximately $95,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-

class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on our company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on our company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company's consolidated financial statements.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $5,475 as of February 28, 2009. At February 28, 2009, we had working capital deficit of $151,500. We incurred a net loss of $47,306 for the three months ended February 28, 2009 and $1,333,533 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

3.4*	Certificate of Designation of the Series A Preferred Stock
(4)	Instruments Defining Rights of Security Holders, Including Debentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).
(10)	Material Contracts
10.1	Trust Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on March 20, 2007).
10.2	Mining Acquisition Agreement dated March 19, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Current Report on Form 8-K filed on March 25, 2008).
10.3	Amending Agreement dated April 4, 2008 between our company and Altos de Amador S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 18, 2008).
10.4	Share Cancellation/Return to Treasury Agreement (incorporated by reference from our Current Report on Form 8-K filed on June 5, 2008).
10.5

Mining Property Acquisition Agreement dated November 6, 2008 between our company, CB Resources Ltd., BNP Resources LLC and Rafael Pinedo. (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2008).

Exhibit	Description
Number
10.6	Trust Agreement dated November 6, 2008 between our company and CB Resources Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2008).
10.7	Consulting Agreement dated November 6, 2008 between our company and Rafael Pinedo. (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2008).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafael Pinedo
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Juan Restrepo Gutierrez
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafael Pinedo
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Juan Restrepo Gutierrez
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).
99.2	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB filed on February 28, 2008).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCERY RESOURCES, INC.
(Registrant)

Dated: April 20, 2009	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: April 20, 2009	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)