Form 10-Q
period 2009-05-31
CHANCERY RESOURCES, INC.
filed 2009-07-22
CIK 1391253

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009 or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of July 16, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chancery Resources, Inc.
(An Exploration Stage Company)

May 31, 2009

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31,	November 30,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	389	1,638
Prepaid expenses (Note 6(a))	50,000	110,471
Total Assets	50,389	112,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	-	8,872
Accounts payable and accrued liabilities	165,711	159,394
Loan payable (Note 4(c))	44,917	44,917
Due to related parties (Note 3(b) and (c))	26,610	6,680
Total Current Liabilities	237,238	219,863
Loans payable, less unamortized discount of $11,972 (Note 4(a) and (b))	80,179	75,923
Total Liabilities	317,417	295,786
Contingencies and Commitments (Notes 1, 5 and 6)
Stockholders’ Deficit
Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value;
no shares issued and outstanding (November 30, 2008 – None issued)	–	–
Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value;
31,000,000 shares issued and outstanding (November 30, 2008 – 31,000,000 shares) (Note 8)	310	310
Common stock: 2,500,000,000 shares authorized, $0.00001 par value;
32,250,000 shares issued and outstanding (November 30, 2008 – 32,250,000 shares) (Note 7)	322	322
Additional paid-in capital	1,088,418	1,088,418
Donated capital (Notes 3(a) and (b))	16,500	13,500
Accumulated other comprehensive loss	(72)	–
Deficit accumulated during the exploration stage	(1,372,506)	(1,286,227)
Total Stockholders’ Deficit	(267,028)	(183,677)
Total Liabilities and Stockholders’ Deficit	50,389	112,109

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from September 12, 2006 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008
	$	$	$	$
Revenue	–	–	–	–	–
Expenses

General and administrative	153,235	7,473	13,336	22,835	35,453
Consulting fees (Note 6)	70,000	30,000	–	60,000	–
Management services (Note 3(a))	12,750	–	1,500	3,000	3,000
Impairment of mineral property costs (Note 5)	1,121,074	–	50,000	444	50,000
Mineral property costs	6,075	–	–	–	–
Rent (Note 3(a) and (b))	9,372	1,500	895	3,000	1,794

Total Expenses	1,372,506	38,973	65,731	86,279	90,247

Net Loss	(1,372,506)	(38,973)	(65,731)	(86,279)	(90,247)

Other Comprehensive Loss
Foreign currency translation adjustment	(72)	(27)	–	(72)	–

Total Comprehensive Loss	(1,372,578)	(39,000)	(65,731)	(86,351)	(90,247)
Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Common Shares Outstanding		32,250,000	146,046,000	32,250,000	148,605,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended May 31, 2009 $	For the Six Months Ended May 31, 2008 $

Operating Activities

Net loss for the period	(86,279)	(90,247)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	3,000	3,000
Impairment of mineral property costs	444	50,000
Shares issued for services	60,000	–

Changes in operating assets and liabilities:
Prepaid expenses	471	(42)
Accounts payable and accrued liabilities	6,317	11,742
Loan payable	4,256	–
Due to related party	1,504	(297)

Net Cash Used In Operating Activities	(10,287)	(25,844)

Investing Activities

Mineral property costs	(444)	(50,000)

Net Cash Used In Investing Activities	(444)	(50,000)

Financing Activities

Advances from related party	18,426	–
Bank indebtedness	(8,872)	–

Net Cash Provided By Financing Activities	9,554	–

Effect of Exchange Rate Changes on Cash	(72)	–

Decrease in Cash	(1,249)	(75,844)

Cash - Beginning of Period	1,638	98,531

Cash - End of Period	389	22,687

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Non-Cash Financing and Investing Activities

Common stock issued for services	60,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $186,849 and has accumulated losses of $1,372,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2009, and the results of its operations and cash flows for the periods shown. The results of operations for the period ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
May 31, 2009
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustment.

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
May 31, 2009
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
May 31, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 157 was effective for the Company on June 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141, “Business Combinations.” SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will be effective for the Company on June 1, 2009. We do not expect the adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

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

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions

a)
For the six months ended May 31, 2009, the Company recognized $Nil (May 31, 2008 - $3,000) for donated services provided by the former President of the Company and incurred $Nil (May 31, 2008 - $1,794) in rent to a company controlled by the former President of the Company.

b)
For the six months ended May 31, 2009, the Company incurred $3,000 (May 31, 2008 - $Nil) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $24,080 (November 30, 2008 - $4,150) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand

c)
As at May 31, 2009, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2008 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

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

c)
As at May 31, 2009, the Company is indebted to the former President of the Company for $44,917 (November 30, 2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
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

c)
On January 19, 2009, the Company acquired through its wholly-owned subsidiary Chancery Canada, a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property by the purchase of a Free Miner Certificate for $444 (CDN$500). As at May 31, 2009, the Company recognized an impairment loss of $444, as it has not yet been determined whether there are proven or probable reserves on the property.

6.	Commitments

a)
On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $120,000. As at May 31, 2009, $60,000 (May 31, 2008 - $Nil) was charged to operations and $50,000 (November 30, 2008 - $110,000) is included in prepaid expenses.

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

To date, we have not made the final $150,000 payment as required by the mining acquisition agreement. We plan to hold such payment until the above title requirements have been complied with and or alternatively to pay the outstanding governmental fees due on the El Cafetal mine and deduct these amounts from the final $150,000 payment. As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14 th , 2009 directly with the owners of the property, Inversiones Midas Limitada, to continue negotiations, which has a final payment of $150,000 minus payments to the outstanding governmental fees due on the El Cafetal mine with no timeframe period for payment.

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

Our operating results for the three months ended February 28, 2009, for the three months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended May 31, 2009	Six Months Ended May 31, 2008	Change Between Six Month Period Ended May 31, 2009 and May 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	22,835	35,453	(12,618)
Consulting fees	60,000	Nil	60,000
Management services	3,000	3,000	(0)
Impairment of mineral property costs	444	50,000	(49,956)
Mineral property costs	Nil	Nil	Nil
Rent	3,000	1,794	1,206
Net Loss	(86,279)	(90,247)	(3,968)

Our accumulated losses increased to $1,372,506 as of May 31, 2009. Our financial statements report a net loss of $86,279 for the six month period ended May 31, 2009 compared to a net loss of $90,247 for the six month period ended May 31, 2008. Our losses have increased primarily as a result of an increase in professional fees and rent.

As at May 31, 2009, we had $237,438 in current liabilities. Our net cash used in operating activities for the six months ended May 31, 2009 was $1,249 compared to $75,844 used in the six months ended May 31, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	November 30,
	2009	2008
Current assets	$50,389	$112,109
Current liabilities	237,238	219,863
Working capital	$(186,849)	$(107,754)

Cash Flows

	Six Months Ended
	May 31,	May 31,
	2009	2008
Net cash used in operating activities	$(1,249)	$(75,844)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	9,554	Nil
Net increase (decrease) in cash during period	$7,861	$(125,844)

As of May 31, 2009, our company had working capital deficiency of $186,849. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending May 31, 2010

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

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7 ) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $389 as of May 31, 2009. At May 31, 2009, we had working capital deficit of $186,899. We incurred a net loss of $86,279 for the six months ended May 31, 2009 and $1,372,578 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated May 31, 2009, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: July 21, 2009	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: July 21, 2009	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)