Form 10-Q
period 2009-08-31
CHANCERY RESOURCES, INC.
filed 2009-10-20
CIK 1391253

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended August 31, 2009 or

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

972-655-9870
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
☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of October 20, 2009

Chancery Resources, Inc.
(An Exploration Stage Company)

August 31, 2009

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Expenses	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31, 2009	November 30, 2008
ASSETS

Current Assets

Cash	$355	$1,638
Prepaid expenses	-	110,471

Total Assets	$355	$112,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$225	$8,872
Accounts payable and accrued liabilities	190,275	159,394
Loan payable, less unamortized discount of $7,670 and $14,077	44,917	44,917
Due to related parties	54,310	6,680

Total Current Liabilities	289,727	219,863

Loans payable	82,330	75,923

Total Liabilities	372,057	295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,088,418

Donated capital	18,000	13,500

Accumulated other comprehensive loss	(165)	–

Deficit accumulated during the exploration stage	(1,553,396)	(1,286,227)
Total Stockholders’ Deficit	(371,702)	(183,677)

Total Liabilities and Stockholders’ Deficit	$355	$112,109

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2009	2008	2009	2008	2009
Expenses

General and administrative	$38,727	$28,027	$57,306	$63,480	$187,706
Consulting fees	62,052	–	184,809	–	194,809
Management services	–	1,500	–	4,500	12,750
Impairment of mineral property costs	–	70,000	444	120,000	1,121,074
Mineral property costs	13,703	–	13,703	–	19,778
Rent	1,500	-	4,500	1,794	10,872

Total Operating Expenses	115,982	99,527	260,762	189,774	1,546,989

Interest Expense	2,151	-	6,407	-	6,407

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	32,250,000	30,250,000	32,250,000	109,557,000	N/A

Statement of Other Comprehensive Loss:

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Foreign currency translation adjustment	(93)	–	(165)	–	(165)

Total Comprehensive Loss	$(118,226)	$(99,527)	$(267,334)	$(189,774)	$(1,553,561)

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended August 31, 2009	For the Nine Months Ended August 31, 2008	Accumulated from September 12, 2006 (Date of Inception) to August 31, 2009

Cash Flows From Operating Activities

Net loss for the period	$(267,169)	$(189,744)	$(1,553,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	4,500	4,500	18,000
Impairment of mineral property costs	444	120,000	1,117,374
Amortization of discount	6,407		9,103
Share-based compensation	184,809	–	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	488	–
Accounts payable and accrued liabilities	30,881	12,171	40,275

Net Cash Used In Operating Activities	(39,657)	(52,585)	(173,835)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	22,088	119,524
Bank indebtedness	(8,647)	–	225
Proceeds from the sale of common stock	–	–	105,050

Net Cash Provided By Financing Activities	38,983	22,088	224,799

Effect of Exchange Rate Changes on Cash	(165)	–	(165)

Net increase (decrease) in cash	(1,283)	(80,527)	355

Cash - Beginning of Period	1,638	98,531	–

Cash - End of Period	$355	$18,004	$355

Supplemental Disclosures

Interest paid	$–	$–	–
Income taxes paid	$–	$–	–

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Chancery Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Chancery's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 20, 2009, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Certain prior year balances have been reclassed to conform with the current year presentation.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $289,372 and has accumulated losses of $1,553,396 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a)	For the nine months ended August 31, 2009, the Company recognized $Nil (August 31, 2008 - $4,500) for donated services provided by the former President of the Company.

b)
For the nine months ended August 31, 2009, the Company incurred $4,500 (August 31, 2008 - $1,794) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $51,780 (November 30, 2008 - $4,150) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

c)
As of August 31, 2009, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2008 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Loans Payable

a)
As of August 31, 2009, the Company is indebted to the former President of the Company for $44,917 (November 30, 2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)
On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. An implicit interest rate of 15% was recognized resulting in an discount of $14,077 on the date of the loan. For the nine-months ended As at August 31, 2009,

5.	Mineral Properties

a)
On January 19, 2009, the Company acquired through its wholly-owned subsidiary Chancery Canada, a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property by the purchase of a Free Miner Certificate for $444 (CDN$500). As at August 31, 2009, the Company recognized an impairment loss of $444, as it has not yet been determined whether there are proven or probable reserves on the property.

6.	Commitments

a)	On February 1, 2009, the Company entered into an agreement with a consultant to prepare a technical report of a mining property in consideration for the lesser of $700 per day or $5,000.

7.	Common Stock

a)
On February 9, 2009, the Company approved the adoption of the 2009 Stock Option Plan which permits the Company to issue up to 6,450,000 shares of common stock to directors, officers, employees and consultants of the Company.

b)
On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $240,000. For the nine months ended August 31, 2009, $184,809 (August 31, 2008 - $Nil) was charged to operations.

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

On July 24, 2009, Chancery Resources, Inc. (the "Company") received a NI 43-101 Canadian Compliant Geological report on the El Cafetal Property as prepared and submitted by James R. Reeves, Reg., P.Geo., in his capacity as a geological consultant to the Company. Technical Report was formatted on Canadian National Instrument 43-101 ("NI 43-101"), which is a mineral resource classification scheme that provides strict guidelines for the public disclosure of scientific and technical information relating to mineral properties.

 On August 3rd, 2009, Vincent Higgins was appointed as independent director of our company.
Subsequent to such appointment, on August 4, 2009, Juan Restrepo Gutierrez resigned as chief executive officer and remains as chief operations officer, secretary and director of our company and Rafael A. Pinedo was appointed chief executive and ratified as president.

Mr. Higgins, age 43, is recognized international leader in training, leadership development, and multicultural team building.  Founded the Institute for Effective Leadership. Served as the Director of the Lumen Institute, Dallas, Texas and founded the Dallas branch.  Trilingual: English, Spanish, and Italian. Extensive experience in operations and growth of international non-profit organizations including institutional fundraising and networking. Obtained undergraduate degree in Physics, Summa Cum Laude at the University of Dallas, TX. Doctoral track in High Energy Physics, at Purdue University, West Lafayette, Indiana and degrees in Philosophy and Theology at the Pontifical University Regina Apostolorum, in Rome, Italy.

There are no family relationships with any of our directors and officers.

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

Location and Access

The HCL mineral claim is comprised of 20 contiguous cells totalling 415.0483 hectares. The center of the property is located at the latitude 50o 2' 14" N and the longitude is 120o 47' 1" W. The claim is motor vehicle accessible from the Town of Merritt, B.C. by traveling 19 miles east along Highway #5 beyond the Village of Quilchena, B.C. to the Minnie Lake cut-off and then for 18 miles south by gravel ranch roads to the mineral claim.

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

Results of Operations

Three Months Ended August 31, 2009 and August 31, 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2009 which are included herein.

Our operating results for the three months ended August 28, 2009, for the three months ended August 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended August 31, 2009		Three Months Ended August 31, 2008		Change Between Three Month Period Ended August 31, 2009 and August 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		38,727		28,027		10,700
Consulting fees		62,052		-		62,052
Management services		-		1,500		(1,500)
Impairment of mineral property costs		-		70,000		(70,00)
Mineral property costs		13,703		-		13,703
Rent		1,500		-		1,500
Net Loss		(115,982)		(99,527)		(16,455)

Our accumulated losses increased to $1,553,396 as of August 31, 2009. Our financial statements report a net loss of $267,169 for the nine month period ended August 31, 2009 compared to a net loss of $189,774 for the nine month period ended August 31, 2008.

As at August 31, 2009, we had $289,727 in current liabilities. Our net cash  at August 31, 2009 was $355 compared to $1,638 at November 30, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,	November 30,
	2009	2008
Current assets	$355	$112,109
Current liabilities	289,727	219,863
Working capital	$(289,372)	$(107,754)

Cash Flows

	Nine Months Ended
	August 31,	August 31,
	2009	2008
Net cash used in operating activities	$(39,657)	$(52,585)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	38,983	22,088
Net increase (decrease) in cash during period	$(1,283)	$(80,527)

As of August 31, 2009, our company had working capital deficiency of $289,372. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending August 31, 2010

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

Under the supervision and with the participation of our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Management’s conclusion was based on the fact that the auditors identified several adjustments to our financial statements for the period ended August 31, 2009.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $355 as of August 31, 2009. At August 31, 2009, we had working capital deficit of $289,972. We incurred a net loss of $267,169 for the nine months ended August 31, 2009 and $1,553,396 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 31, 2009, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(31)	Rule 13a-14(a)/15d-14(a) certifications
31.1*	Section 302 certification under sarbanes-oxley act of 2002 of rafael pinedo
31.2*	Section 302 certification under sarbanes-oxley act of 2002 of juan restrepo gutierrez
(32)	Section 1350 certifications
32.1*	Section 906 certification under sarbanes-oxley act of 2002 of rafael pinedo
32.2*	Section 906 certification under sarbanes-oxley act of 2002 of juan restrepo gutierrez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCERY RESOURCES, INC.
(Registrant)

Dated: October 20, 2009	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: October 20, 2009	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)