Form 10-Q/A
period 2009-05-31
CHANCERY RESOURCES, INC.
filed 2009-11-23
CIK 1391253

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of July 16, 2009

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend and restate the May 31, 2009 balance sheet for an error in recording certain share-based compensation transactions. The share-based transaction was originally recorded as a prepaid asset on the date of grant and reported as a component of current assets. In addition, there was an error in determining the fair value of the award, which resulted in additional compensation expense. See footnote 3 in the accompanying financial statements. This Amendment No.1 amends the Company’s unaudited financial statements for the quarter ended March 31, 2009 to include the required review of financial information by the Company’s independent registered public accounting firm in accordance with professional standards for conducting such reviews.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chancery Resources, Inc.

We have reviewed the accompanying interim consolidated balances sheets of Chancery Resources, Inc. as of May 31, 2009 and the statements of operation and cash flows for three and six months ended May 30, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Very Truly Yours,

Malone & Bailey, PC
Houston, Texas
November 23, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chancery Resources, Inc.
(An Exploration Stage Company)

May 31, 2009

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Expenses	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
May 31, 2009
(Unaudited)

	May 31, 2009 (restated)	November 30, 2008
ASSETS

Current Assets

Cash	$389	$1,638

Total Assets	$389	$1,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$0	$8,872
Accounts payable and accrued liabilities	165,711	159,394
Loan payable, less unamortized discount of $9,821 and $14,077	44,917	44,917
Due to related parties	26,610	6,680

Total Current Liabilities	237,238	219,863

Loans payable	80,179	75,923

Total Liabilities	317,417	295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,101,175	977,947

Donated capital	16,500	13,500

Accumulated other comprehensive loss	(72)	–

Deficit accumulated during the exploration stage	(1,435,263)	(1,286,227)

Total Stockholders’ Deficit	(317,028)	(294,148)

Total Liabilities and Stockholders’ Deficit	$389	$1,638

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	For the Three Months Ended May 31, 2009 (restated)	For the Three Months Ended May 31, 2008	For the Six Months Ended May 31, 2009 (restated)	For the Six Months Ended May 31, 2008	Accumulated from September 12, 2006 (Date of Inception) to May 31, 2009 (restated)
Expenses

General and administrative	$5,345	$13,336	$18,579	$35,453	$148,979
Consulting fees	92,757	–	122,757	–	132,757
Management services	–	1,500	–	3,000	12,750
Impairment of mineral property costs	–	50,000	444	50,000	1,121,074
Mineral property costs	–	–	–	–	6,075
Rent	1,500	895	3,000	1,794	9,372

Total Operating Expenses	99,602	65,731	144,780	90,247	1,431,007

Interest Expense	2,128		4,256	-	4,256

Net Loss	(101,730)		(149,036)	(90,247)	(1,435,263)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	32,250,000	146,076,000	32 ,250,000	148,635,000	N/A

Statement of Other Comprehensive Loss:

Net Loss	(101,730)	(65,731)	(149,036)	(90,247)	(1,435,263)
Foreign currency translation adjustment	(27)		(72)		(72)

Total Comprehensive Loss	$(101,757)	$(65,731)	$(149,108)	$(90,247)	$(1,435,335)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended May 31, 2009 (restated)	For the Six Months Ended May 31, 2008	Accumulated from September 12, 2006 (Date of Inception) to May 31, 2009 (restated)

Cash Flows From Operating Activities

Net loss for the period	$(149,036)	$(90,247)	$(1,435,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	3,000	3,000	16,500
Impairment of mineral property costs	444	50,000	1,117,374
Amortization of Loan discount	4,256		6,952

Share-based compensation	122,757	–	132,757

Changes in operating assets and liabilities:
Prepaid expenses	471	(42)	0
Accounts payable and accrued liabilities	6,317	11,742	15,711

Net Cash Used In Operating Activities	(11,791)	(25,547)	(145,969)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	19,930	(297)	91,824
Proceeds from the sale of common stock	-	-	105,050
Bank indebtedness	(8,872)	–	-

Net Cash Provided By (used for) Financing Activities	11,058	(297)	196,874

Effect of Exchange Rate Changes on Cash	(72)	–	(72)

Decrease in Cash	(1,249)	(75,844)	389

Cash - Beginning of Period	1,638	98,531	0

Cash - End of Period	$389	$22,687	$389

Supplemental Disclosures

Interest paid	$–	$–
Income taxes paid	$–	$–

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

Recent Accounting Pronouncements

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after May 31, 2009 up through November 19, 2009, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $236,849 and has accumulated losses of $(1,435,263) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Restatement

We identified an error in the accounting for certain share-based compensation awards granted on November 6, 2008, which was initially reported on Form 10-Q for the quarter ended May 31, 2009. The share-based award was initially valued using a 50% discount due to trading restrictions associated with the granted award. The award should have been measured using the quoted market price of the common stock without applying a discount. This resulted in additional compensation expense of $62,757 for the six months ended May 31, 2009. In addition, the award was initially recorded as a prepaid asset on the date of grant and reported as a component of current assets. The grant-date fair value of the award should have been recorded as an expense and a component of equity over the requisite service period, which matches the vesting period. There was also a reclassification of interest expense from general and administrative expenses. In addition, we corrected an immaterial error in our November 30, 2008 balance sheet previously reported in our 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009. The error related to share-based compensation that was erroneously reported as a prepaid asset in the amount of $110,471. The error also impacted our additional paid in capital. We will correct this immaterial error for the November 30, 2008 balance sheet reported in this and future filings in accordance with SAB 108.

The effects of the restatement on reported amounts for the three and nine months ended May 31, 2009 are presented below in the following tables

INCOME STATEMENT:

	Three months ended May 31, 2009

	As Reported	Adjustments	As Restated

General and administrative	$7,473	$(2,128)	$5,345
Consulting fees	30,000	62,757	92,757
Total expenses	38,973	60,629	99,602

Interest expense	-	2,128	2,128
Net loss	$(38,973)	$(62,757)	$(101,730)

Net loss per share:
Basic and diluted	$-	$-	$-
Weighted average common shares outstanding:
Basic and diluted	32,250,000		32,250,000

	Six months ended May 31, 2009

	As Reported	Adjustments	As Restated

General and administrative	$22,835	$(4,256)	$18,579
Management Services	3,000	(3,000)	-
Consulting fees	60,000	62,757	122,757
Total expenses	89,279	55,501	144,780

Interest expense	-	4,256	4,256
Net loss	$(86,279)	$(59,757)	$(149,036)

Net loss per share:
Basic and diluted	$-	$-	$-
Weighted average common shares outstanding:
Basic and diluted	32,250,000		32,250,000

BALANCE SHEET:

	May 31, 2009

	As Reported	Current Year Adjustments	As Restated
ASSETS
Prepaid assets	$50,000	$(50,000)	$-
Total assets	50,000	(50,000)
Stockholders’ deficit
Accumulated paid in capital	1,088,418	12,757	1,101,175
Retained earnings (deficit)	(1,372,506)	(62,757)	(1,435,263)
Total stockholders’ deficit	(267,028)	(50,000)	(317,028)
Total liabilities and stockholders’ deficit	$50,389	$(50,000)	$389

CASH FLOW STATEMENT:

	Six months ended May 31, 2009

	As Reported	Adjustments	As Restated

Net loss	$(86,279)	$(62,757)	$(149,036)

Share-based compensation	60,000	62,757	122,757
Net cash used in operating activity	(10,287)	(1,504)	(11,791)

Advances from related party	18,426	1,504	19,930
Net cash provided by financing activities	$9,554	$1,504	$11,058

4.	Related Party Transactions

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

a)
On July 25, 2008, the Company received a $70,000 loan for a mineral property acquisition, which is non-interest bearing, unsecured and due on July 25, 2010. As at May 31, 2009, an implicit interest rate of 15% was recognized resulting in an unamortized discount of $9,821 (November 30, 2008 - $14,077).

b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)
As at May 31, 2009, the Company is indebted to the former President of the Company for $44,917 (November 30, 2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

6.	Mineral Properties

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

7.	Commitments

a)	On February 1, 2009, the Company entered into an agreement with a consultant to prepare a technical report of a mining property in consideration for the lesser of $700 per day or $5,000.

8.	Common Stock

a)
On February 9, 2009, the Company approved the adoption of the 2009 Stock Option Plan which permits the Company to issue up to 6,450,000 shares of common stock to directors, officers, employees and consultants of the Company.

b)
On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $240,000. For the six months ended May 31, 2009, $112,757 (May 31, 2008 - $Nil) was charged to operations.

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

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 4400 Westgrove Drive, Suite 104, Dallas, Texas 75001. Our telephone number is 972-655-9870.

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

The Fiddler Creek Property is comprised of 25 mineral claims, totaling 465.74 hectares located within the Omineca Mining Division in north-western British Columbia. The acquired block of claims counts with records of a past producer “Fiddler Creek,” which describes the geology of the Property as an area that is underlain by argillites of the Jurassic to Cretaceous Bowser Lake Group, in which auriferous quartz veins are probable sources for placer gold along Fiddler Creek (BC Minfile 103I206). The deposit types that historically predominate in the Fiddler-Doreen area are Silver, Gold, Lead and Zinc. Geophysical, soil, rock and core samples will be analyzed soon; an exploration program recommended by a qualified geology person will be released when finalized.

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

Our operating results for the three months ended February 28, 2009, for the three months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended May 31, 2009 (restated)	Six Months Ended May 31, 2008	Change Between Six Month Period Ended May 31, 2009 and May 31, 2008
General and administrative	18,579	35,453	(16,874)
Consulting fees	122,757	-	122,757
Management services	-	3,000	(3,000)
Impairment of mineral property costs	444	50,000	(49,556)
Rent	3,000	1,794	1,206
Net Loss	(144,780)	(90,247)	(54,533)

Our accumulated losses increased to $1,435,263 as of May 31, 2009. Our financial statements report a net loss of $149,036 for the six month period ended May 31, 2009 compared to a net loss of $90,247 for the six month period ended May 31, 2008. Our losses have increased primarily as a result of an increase in professional fees and rent.

As at May 31, 2009, we had $237,238 in current liabilities. Our net cash used in operating activities for the six months ended May 31, 2009 was $11,791 compared to $25,547 used in the six months ended May 31, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31, 2009 (restated)	November 30, 2008
Current assets	$389	$1,638
Current liabilities	237,238	219,863
Working capital	$(236,849)	$(218,225)

Cash Flows

	Six Months Ended
	May 31, 2009 (restated)	May 31, 2008
Net cash used in operating activities	$(11,791)	$(25,547)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	11,058	(297)
Net decrease in cash during period	$(1,249)	$(75,844)

As of May 31, 2009, our company had working capital deficiency of $236,849. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Management’s conclusion was based on the fact that the auditors identified several adjustments to our financial statements for the period ended May 31, 2009.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $389 as of May 31, 2009. At May 31, 2009, we had working capital deficit of $263,849. We incurred a net loss of $149,036 for the six months ended May 31, 2009 and $1,435,263 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $20,000 to $25,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: November 19, 2009	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: November 19, 2009	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)