Form 10-K
period 2009-11-30
CHANCERY RESOURCES, INC.
filed 2010-03-15
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-51163

CHANCERY RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-4567259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Westgrove Drive, Suite 104, Dallas, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	972-655-9870

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.00001
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
 Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 24, 2010was $322,500 based on a $0.01 closing price for the Common Stock on February 24, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 32,250,000 as of February 23, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1.     Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 4400 Westgrove Drive, Suite 106, Dallas, Texas 75001. Our telephone number is 972-655-9870.

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

Mr. Higgins, age 43, is a recognized international leader in training, leadership development, and multicultural team building.  He founded the Institute for Effective Leadership. Mr. Higgins served as the Director of the Lumen Institute, Dallas, Texas and founded the Dallas branch.  Trilingual: English, Spanish, and Italian. Extensive experience in operations and growth of international non-profit organizations including institutional fundraising and networking. Obtained undergraduate degree in Physics, Summa Cum Laude at the University of Dallas, TX. Doctoral track in High Energy Physics, at Purdue University, West Lafayette, Indiana and degrees in Philosophy and Theology at the Pontifical University Regina Apostolorum, in Rome, Italy.

There are no family relationships with any of our directors and officers.

October 16th, 2009, the Company dismissed Manning Elliott, as its independent registered public accounting firm and, on October 16th, 2009, engaged Malone & Bailey, PC, from Houston Texas as its new independent registered public accounting firm.

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

HCL Property

General Information

The HCL Property is a mining claim located in Merritt, British Columbia, Canada, and totals 415.04 hectares or 1,026 acres approximately.

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
592560	HCL	20	10/04/2010

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

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
597810	Fiddler Creek	25	01/19/2011

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

Subsidiaries

Other than Chancery Mining Canada Ltd. and Minera Chancery Colombia, we do not have any other subsidiaries.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $323 as of November 30, 2009. At November 30, 2009, we had working capital deficit of $378,907. We incurred a net loss of $275,883 for the year ended November 30, 2009 and $1,562,110 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 26, 2010, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

Executive Offices

As of the date of this current report, our executive and administrative offices are located at 4400 Westgrove Drive, Suite 106, Dallas, Texas 75001. We lease approximately 1,350 square feet at a cost of $1860 per month. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed. We also keep an administration and geology office on the 3rd Floor, 422 Richards Street Vancouver, B.C. V6B2Z3.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board (1)
Quarter Ended	High	Low
November 30, 2009	$0.004	$0.004
August 31, 2009	$0.008	$0.008
May 31, 2009	$0.009	$0.009
February 29, 2009	$0.004	$0.004
November 30, 2008	$0.19	$0.19
August 31, 2008	$0.40	$0.40
May 31, 2008	$0.75	$0.75
February 28, 2008	$0.02	$0.02

National Association of Securities Dealers OTC Bulletin Board (1)
Quarter Ended	High	Low
November 30, 2008	$0.01	$0.008
August 31, 2008	$0.01	$0.007)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) No trades occurred during this period.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: (775) 562-4091; Facsimile: (775) 974-1444  is the registrar and transfer agent for our common shares.

On March 12, 2010, the shareholders' list showed 32 registered shareholders, 32,250,000 common shares and no Series A Preferred Shares outstanding.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Management plans to continue exploration of the El Cafetal property at the same time that the Company undertakes efforts to place the property into production. As we intend to continue exploration at the El Cafetal Project for the foreseeable future, we are moving forward with our plans to make improvements to the property, which will include recondition of current equipments and acquisition of some new parts and materials. The Company recently completed preliminary sampling and chemical analyses on the El Cafatel property. The Company also intends to begin exploration of the HCL and Fiddler Creek property as fieldwork season 20010 starts for more detailed sampling and mapping of the area. Our ultimate objective is to become a producer of gold, silver and possibly other associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

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

Results of Operations for the Years Ended November 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended November 30, 2009 and 2008.

Our operating results for the years ended November 30, 2009 and 2008 are summarized as follows:

	Year Ended
	November 30
	2009		2008
Revenue	$	Nil	$	Nil
Total Expenses		$267,348		$1,224,237
Net Loss		$275,883		$1,224,237

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the year ended November 30, 2009 and November 30, 2008 are outlined in the table below:

	Year Ended
	November 30
	2009	2008
General and administrative	$62,392	$83,263
Consulting fees	$184,809	$10,000
Management services	$-	$5,500
Impairment of mineral property costs	$444	$1,116,930
Mineral property costs	$13,703	$6,000
Rent	$6,000	$2,544

The decrease in operating expenses for the year ended November 30, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in general and administrative expenses of $62,392 (2008: $83,263), a decrease in management services $Nil (2008:$5,500); an impairment of mineral property costs of $444 (2008: $1,116,930), an increase in consulting fees of $184,809  (2008: $10,000); an increase in rent $6,000 (2008: $2,544)  and an increase in mineral property costs of $13,703  (2008: $6,000).

Liquidity and Financial Condition

As of November 30, 2009, our total assets were $323 and our total liabilities were $379,230 and we had a working capital deficit of $378,907. Our financial statements report a net loss of $1,562,110 for the year ended November 30, 2009, and a net loss of $1,286,227 for the period from September 12, 2006 (date of inception) to November 30, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At	At
	November	November
	30, 2009	30, 2008
Net Cash (Used in) Operating Activities	$(39,733)	$(85,141)
Net Cash Provided by (Used In) Investing Activities	$(444)	$(50,000)
Net Cash Provided by Financing Activities	$39,018	$38,248
Increase In Cash During The Period	$(1,315)	$(96,893)

We had a working capital deficit of $378,907 as of November 30, 2009 compared to working capital deficit of $107,754 as of November 30, 2008.

Our principal sources of funds have been from sales of our common stock and short term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8.     Financial Statements and Supplementary Data

Chancery Resources, Inc.
(An Exploration Stage Company)
November 30, 2008

Index

Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Statement of Stockholders’ Equity (Deficit)	F–5
Notes to the Consolidated Financial Statements	F–6

To the Directors and Stockholders
Chancery Resources, Inc.
(An Exploration Stage Company)

Letter:

We have audited the accompanying balance sheets of Chancery Resources, Inc. (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from September 12, 2006 (Date of Inception) to November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancery Resources, Inc. as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from September 12, 2006 (Date of Inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/

CHARTERED ACCOUNTANTS

February 21, 2010

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30, 2009 $	November 30, 2008 $

ASSETS

Current Assets

Cash	323	1,638
Prepaid expenses	–	110,471
Total Assets	323	112,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	260	8,872
Accounts payable and accrued liabilities	195,284	159,394
Loan payable, less unamortized discount of $5,541 and $14,077 (Note 4)	64,459	55,923
Due to related parties (Note 3)	54,310	6,680
Loans payable (Note 4)	64,917	64,917
Total Liabilities	379,230	295,786

Contingencies and Commitments (Notes 1, 5 and 6)

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (2008 – None issued)	–	–
Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310
Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322
Additional paid-in capital	1,163,227	1,088,418
Donated capital (Note 3)	19,500	13,500
Accumulated other comprehensive loss	(156)	–
Deficit accumulated during the exploration stage	(1,562,110)	(1,286,227)
Total Stockholders’ Deficit	(378,907)	(183,677)
Total Liabilities and Stockholders’ Deficit	323	112,109

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the Year ended	For the Year ended	Accumulated from September 12, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
	$	$	$

Revenue	–	–	–

Expenses
General and administrative	62,392	83,263	192,792
Consulting fees	184,809	10,000	194,809
Management services	–	5,500	12,750
Impairment of mineral property costs	444	1,116,930	1,121,074
Mineral property costs	13,703	6,000	19,778
Rent	6,000	2,544	12,372
Total Operating Expenses	267,348	1,224,237	1,553,575
Interest Expense	8,535	–	8,535
Net Loss	(275,883)	(1,224,237)	(1,562,110)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)	N/A

Weighted Average Common Shares Outstanding	32,250,000	89,390,000	N/A

Statement of Other Comprehensive Loss
Net Loss	(275,883)	(1,224,237)	(1,562,110)
Foreign currency translation adjustment	(156)	–	(156)
Total Comprehensive Loss	(276,039)	(1,224,237)	(1,562,266)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended November 30, 2009 $	For the Year Ended November 30, 2008 $	Accumulated from September 12, 2006 (Date of Inception) to November 30, 2009 $

Cash Flows From Operating Activities

Net loss for the period	(275,883)	(1,224,237)	(1,562,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	6,000	6,250	19,500
Impairment of mineral property costs	444	1,116,930	1,117,374
Amortization of discount	8,536	–	11,232
Share-based compensation	184,809	10,000	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	242	–
Accounts payable and accrued liabilities	35,890	5,674	45,284
Net Cash Used In Operating Activities	(39,733)	(85,141)	(173,911)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)
Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	29,376	119,524
Bank indebtedness	(8,612)	8,872	260
Proceed from the sale of common stock	–	–	105,050
Net Cash Provided By Financing Activities	39,018	38,248	224,834
Effect of Exchange Rate Changes on Cash	(156)	–	(156)
Increase (decrease) in Cash	(1,315)	(96,893)	323

Cash - Beginning of Period	1,638	98,531	–
Cash - End of Period	323	1,638	323

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Financing and Investing Activities

Promissory note issued for mineral property	–	70,000	70,000
Common stock issued for mineral property	–	120,000	120,000
Preferred stock issued for mineral property	–	744,000	744,000
Common stock issued for services and prepaid expenses	–	120,000	120,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 12, 2006 (Date of Inception) to November 30, 2009
(Expressed in US dollars)
								Deficit
							Accumulated	Accumulated
	Convertible				Additional		Other	During the
	Preferred Stock		Common Stock		Paid-in	Donated	Comprehensive	Exploration	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Capital	Income	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – September 12, 2006 (Date of Inception)	–	–	–	–	–	–	–	–	–

Shares issued for cash at $0.0000004 per share	–	–	125,000,000	1,250	(1,200)	–	–	–	50
Donated services	–	–	–	–	–	1,250	–	–	1,250
Net loss for the period	–	–	–	–	–	–	–	(5,999)	(5,999)

Balance – November 30, 2006	–	–	125,000,000	1,250	(1,200)	1,250	–	(5,999)	(4,699)

Shares issued for cash at $0.004 per share	–	–	26,250,000	262	104,738	–	–	–	105,000
Donated services	–	–	–	–	–	6,000	–	–	6,000
Net loss for the year	–	–	–	–	–	–	–	(55,991)	(55,991)

Balance – November 30, 2007	–	–	151,250,000	1,512	103,538	7,250	–	(61,990)	50,310

Cancellation of shares	–	–	(121,000,000)	(1,210)	1,210	–	–	–	–
Shares issued for services at $0.12 per share	–	–	1,000,000	10	119,990	–	–	–	120,000
Shares issued for mineral property at $0.12 per share	–	–	1,000,000	10	119,990	–	–	–	120,000
Shares issued for mineral property at $0.024 per share	31,000,000	310	–	–	743,690	–	–	–	744,000
Donated services and expenses	–	–	–	–	–	6,250	–	–	6,250
Net loss for the year	–	–	–	–	–	–		(1,224,237)	(1,224,237)

Balance – November 30, 2008	31,000,000	310	32,250,000	322	1,088,418	13,500	–	(1,286,227)	(183,677)

Donated rent	–	–	–	–	–	6,000	–	–	6,000
Re-valuation of share-based compensation services at $0.24 per share	–	–	–	–	74,809	–	–	–	74,809

Foreign currency translation	–	–	–	–	–	–	(156)		(156)
Net loss for the year	–	–	–	–	–	–	–	(275,883)	(275,883)
Balance – November 30, 2009	31,000,000	310	32,250,000	322	1,163,227	19,500	(156)	(1,562,110)	(378,907)

On February 4, 2008, the Company effected a 25:1 forward stock split of the authorized, issued and outstanding common and preferred stock. All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Chancery Resources, Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company has acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

The Company incorporated a wholly-owned subsidiary Chancery Mining Canada Ltd. (“Chancery Canada”) on November 12, 2008 in the province of British Columbia, Canada, and incorporated another wholly-owned subsidiary Minera Chancery Colombia (“Chancery Colombia”) on January 30, 2009 in Medellin, Colombia. Both subsidiaries will focus on mining activities.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $378,907 and has accumulated losses of $1,562,110 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes net earnings (loss) per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Comprehensive Loss

ASC 220 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustment.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360 “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Long-lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)	Asset Retirement Obligations

The Company follows the provisions of ASC 440 “Asset Retirement and Environmental  Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

i)	Financial Instruments

ASC 820 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

2.	Summary of Significant Accounting Policies (continued)

i)	Financial Instruments and Fair Value Measures (continued)

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The Company’s financial instruments consist principally of cash, bank indebtedness, accounts payable, amounts due to a related party, and loans payable. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

m)	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

3.	Related Party Transactions

a)
For the year ended November 30, 2009, the Company recognized $Nil (2008 - $5,500) for donated services provided by the former President of the Company and incurred $Nil (November 30, 2008 - $2,544) in rent to a company controlled by the former President of the Company.

b)
For the year ended November 30, 2009, the Company incurred $6,000 (2008 - $Nil) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $51,780 (2008 - $4,150) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

c)
As at November 30, 2009, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (2008 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

4.	Loans Payable

a)
As of November 30, 2009, the Company is indebted to the former President of the Company for $44,917 (2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.
c)
On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. As at November 30, 2009, an implicit interest rate of 15% was recognized resulting in a discount of $5,541 (2008 - $14,077) on the date of the loan. As at November 30, 2009, the Company has accreted $11,528 of the discount bring the carrying value of the loan to $64,459.

5.	Mineral Properties

a)	On March 19, 2008, the Company entered into an agreement to acquire a 100% interest in certain mineral claims located in Valparaiso, Antioquia, Colombia for $270,000 to be paid as follows:

i.	$50,000 payable immediately on the signing of the agreement (paid);

ii.	$70,000 payable before April 18, 2008 (paid by loan payable and

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

The cost of the mineral property was initially capitalized. As at November 30, 2009, the Company had recognized an impairment loss of $nil (2008 - $252,930), as it had not yet been determined whether there are proven or probable reserves on the property.

b)
On November 6, 2008, the Company entered into an agreement to acquire 100% interest in certain mineral claims located in the province of British Columbia, Canada. In consideration of the purchase, the Company issued 1,000,000 shares of restricted common stock and 31,000,000 shares of restricted convertible preferred stock. The preferred shares are convertible into common shares on the basis of five shares of preferred stock for one share of common stock. The claim is registered in the name of CB Resources Ltd., a private British Columbia company with common directors, which holds the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at November 30, 2009, the Company had recognized an impairment loss of $nil (2008 - $864,000), as it had not yet been determined whether there are proven or probable reserves on the property.

c)
On January 19, 2009, the Company acquired through its wholly-owned subsidiary Chancery Canada, a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property by the purchase of a Free Miner Certificate for $444 (CDN$500). As at November 30, 2009, the Company recognized an impairment loss of $444, as it has not yet been determined whether there are proven or probable reserves on the property.

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

b)
On November 6, 2008, the Company entered into a consulting agreement with a Director of the Company, for the provision of management and operational services for a period of one year. In consideration for these services, the Company issued 1,000,000 shares of restricted common stock with a fair value of $240,000. For the year ended November 30, 2009, $184,809 (2008 - $Nil) was charged to operations.

c)
On February 9, 2009, the Company approved the adoption of the 2009 Stock Option Plan which permits the Company to issue up to 6,450,000 shares of common stock to directors, officers, employees and consultants of the Company.

Chancery Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Expressed in US dollars)

8.	Income Taxes

The Company has a net operating loss carry-forward of approximately $1,538,000 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended November 30, 2009 $	Year Ended November 30, 2008 $

Income tax recovery at statutory rate	96,559	428,483

Donated services and expenses	(2,100)	(2,188)

Valuation allowance change	(94,459)	(426,295)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2008 are as follows:

	November 30, 2009 $	November 30, 2008 $

Net operating losses carried forward	539,913	445,454

Valuation allowance	(539,913)	(445,454)

Net deferred income tax asset	–	–

9.	Subsequent Events

Pursuant to FASB ASC 855-10, the Company has evaluated all events or transactions that occurred from November 30, 2009 through February xx, 2010 the date of issuance of the audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

As of November 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rafael A. Pinedo	Chief Executive Officer, President and Director	41	October 16, 2008
Jeffrey Fanning	Vice President of Exploration and Director	40	October 16, 2008
Juan Restrepo Gutierrez	Chief Operations Officer, Secretary and Director Independent Director	52	January 9, 2008
Vincent Higgins		43	August 3rd, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Rafael A. Pinedo

Mr. Pinedo has over 20 years of experience in the areas of consulting, engineering, and energy. Since December 3, 1998, Mr. Pinedo has served as president and chief executive officer of Pilgrim Petroleum Corporation (PGPM.OTC and PHV on the Frankfurt Stock Exchange), an oil and gas exploration company based out of Dallas, Texas. Since December 31, 2003, Mr. Pinedo has also served as president and director of engineering and operations, for American Petroleum Corp, an Irving, and Texas based operating company, and managing director of American BNP Resources LP based in Midland, Texas. Mr. Pinedo is Chairman of Arcland Energy Corporation (OTCBB: ACLY) a Dallas Texas exploration company. In addition Mr. Pinedo also was a director of CB Resources Ltd. (CNQ.ICD) a Canadian public company based in Vancouver, Canada and director at Mineral Hills Industries Ltd. a Canadian public company (TSXV.MHI), he has assisted as consultant and investor on a number of public companies in the United States, Canada and United Kingdom in energy and mineral exploration operations.

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

Mr. Higgins, age 43, is recognized international leader in training, leadership development, and multicultural team building.  Founded the Institute for Effective Leadership. Served as the Director of the Lumen Institute, Dallas, Texas and founded the Dallas branch.  Trilingual: English, Spanish, and Italian. Extensive experience in operations and growth of international non-profit organizations including institutional fundraising and networking. Obtained undergraduate degree in Physics, Summa Cum Laude at the University of Dallas, TX. Doctoral track in High Energy Physics, at Purdue University, West Lafayette, Indiana and degrees in Philosophy and Theology at the Pontifical University Regina Apostolorum, in Rome, Italy

Family Relationships

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports		Number of Transactions Not Reported on a Timely Basis		Failure to File Required Forms
Rafael A. Pinedo	1	(2)	1	(2)	1	(2)
Jeffrey Fanning	1	(2)	1	(2)	1	(2)
Juan Restrepo Gutierrez	Nil		Nil		Nil

(1)	The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.
(2)	The executive officer, director or holder of 10% or more of our common stock failed to file a Form 4 – Statement of Changes in Beneficial Ownership of Securities.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2009 and 2008; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Nameand and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensa- tion($)	Total($)
Juan Restrepo	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gutierrez Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Former President 1)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Geoffrey	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gachallan Former President, Secretary and Treasurer (2)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Rafael A. Pinedo	2009	Nil	Nil	10,000 (5)	Nil	Nil	Nil	Nil	10,000
President and Director (3)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jeffrey Fanning	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President of Exploration and Director (4)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Stock Option Grants to our Named Executive Officers

As at November 30, 2009, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended November 30, 2009 or 2008.

On February 9, 2009, our directors approved the adoption of the 2009 Stock Option Plan which permits our company to issue up to 6,450,000 shares of our common stock to directors, officers, employees and consultants of our company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of November 30, 2009 or 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended November 30, 2009 or 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 23, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Rafael A. Pinedo President and Director 4400 Westgrove Dr Suite 106 Dallas Texas 75001	6,000,000	(2)	18.60%
Jeffrey Fanning Vice President of Exploration and Director 4400 Westgrove Dr Suite 106 Dallas Texas 75001	1,200,000	(3)(4)	3.72%
Juan Restrepo Gutierrez Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer Calle 10 No 25-103, Apt 10 Medellin, Colombia	4,000,000		12.40%
Directors and Executive Officers as a Group (1)	11,200,000		34.72%
Bay Funding Group, Inc. 300 South Duncan Avenue Ste 295 Clearwater, FL 33755	1,875,000		5.81%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 23, 2009. As of February 23, 2010, there were 32,250,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

For the year ended November 30, 2009, the Company recognized $5,500 (2007 - $6,000) for donated services provided by the former President of the Company and incurred $1,794 (2007 - $3,303) in rent to a company controlled by the former President of the Company.

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

Director Independence

We currently act with two directors, consisting of Rafael A. Pinedo and Juan Restrepo. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2009 and for fiscal year ended November 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our annual report on Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	November 30, 2009	November 30, 2008
Audit Fees	$14,118	$12,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Nil	Nil

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
March 12, 2010

By:	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez, CEO, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rafael Pinedo	By:	/s/ Juan Restrepo Gutierrez
Rafael Pinedo, President and Director		Juan Restrepo Gutierrez, CEO, Secretary, Treasurer and CFO
(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)
March 12, 2010		March 12, 2010