Form 10-Q
period 2010-02-28
CHANCERY RESOURCES, INC.
filed 2010-04-20
CIK 1391253

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010 or

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

February 28, 2010
Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Expenses	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28, 2010 $	November 30, 2009 $

ASSETS

Current Assets

Cash	–	323

Total Assets	–	323

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	294	260
Accounts payable and accrued liabilities	209,041	195,284
Loan payable, less unamortized discount of $3,437 and $5,541 (Note 4)	66,563	64,459
Due to related parties (Note 3)	54,310	54,310
Loans payable (Note 4)	64,917	64,917

Total Liabilities	395,125	379,230

Contingencies and Commitments (Notes 1, 5 and 6)

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (2009 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,163,227

Donated capital (Note 3)	21,000	19,500

Accumulated other comprehensive loss	(160)	(156)

Deficit accumulated during the exploration stage	(1,579,824)	(1,562,110)

Total Stockholders’ Deficit	(395,125)	(378,907)

Total Liabilities and Stockholders’ Deficit	–	323

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	February 28,	February 28,	to February 28
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	14,109	15,362	206,901
Consulting fees	–	30,000	194,809
Management services	–	–	12,750
Impairment of mineral property costs	–	444	1,121,074
Mineral property costs	–	–	19,778
Rent	1,500	1,500	13,872

Total Operating Expenses	15,609	47,306	1,569,184

Interest Expense	2,105	–	10,640

Net Loss	(17,714)	(47,306)	(1,579,824)

Net Loss Per Share – Basic and Diluted	–	–	N/A

Weighted Average Common Shares Outstanding	32,250,000	32,250,000	N/A

Statement of Other Comprehensive Loss
Net Loss	(17,714)	(47,306)	(1,579,824)
Foreign currency translation adjustment	(4)	–	(160)

Total Comprehensive Loss	(17,718)	(47,306)	(1,579,984)

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Year Ended November 30, 2009 $	For the Year Ended November 30, 2008 $	Accumulated from September 12, 2006 (Date of Inception) to November 30, 2009 $

Cash Flows From Operating Activities

Net loss for the period	(17,714)	(47,306)	(1,579,824)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	1,500	1,500	21,000
Impairment of mineral property costs	–	444	1,117,374
Amortization of discount	2,105	–	13,337
Share-based compensation	–	30,000	194,809

Changes in operating assets and liabilities:
Prepaid expenses	–	8	–
Accounts payable and accrued liabilities	13,756	2,883	59,040
Loan payable	–	2,105	–
Due to related party	–	1,250	–

Net Cash Used In Operating Activities	(353)	(9,116)	(174,264)

Cash Flows From Investing Activities

Mineral property costs	–	(444)	(50,444)

Net Cash Used In Investing Activities	–	(444)	(50,444)

Cash Flows From Financing Activities

Advances from related party	–	16,396	119,524
Bank indebtedness	34	(2,954)	294
Proceed from the sale of common stock	–	–	105,050

Net Cash Provided By Financing Activities	34	13,442	224,868

Effect of Exchange Rate Changes on Cash	(4)	(45)	(160)

Increase (decrease) in Cash	(323)	3,837	–

Cash - Beginning of Period	323	1,638	–

Cash - End of Period	–	5,475	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Financing and Investing Activities

Promissory note issued for mineral property	–	–	70,000
Common stock issued for mineral property	–	–	120,000
Preferred stock issued for mineral property	–	–	744,000
Common stock issued for services and prepaid expenses	–	30,000	120,000

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $395,125 and has accumulated losses of $1,579,824 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a)
For the three months ended February 28, 2010, the Company incurred $1,500 (2008 - $1,500) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $51,780 (November 30, 2009 - $51,780) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
As at February 28, 2010, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2009 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Loans Payable

a)
As of February 28, 2010, the Company is indebted to the former President of the Company for $44,917 (November 30, 2009 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)
On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. As at November 30, 2009, an implicit interest rate of 15% was recognized resulting in a discount of $17,069 on the date of the loan. As at February 28, 2010, the Company has accreted $13,632 of the discount bring the carrying value of the loan to $66,563.

5.	Mineral Properties

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

October 16th , 2009, the Company dismissed Manning Elliott, as its independent registered public accounting firm and, on October 16 th , 2009, engaged Malone & Bailey, PC, from Houston Texas as its new independent registered public accounting firm.

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

HCL Property

General Information

The HCL Property is a mining claim located in Merritt, British Columbia, Canada, and totals 415.04 hectares or 1,026 acres approximately.

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
752702	HCL	20	04/04/2011

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

Below is map of the HCL Claim:

HCL

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Victoria
1213
1200
1390
1203
1306
1366
1176
921.009
502560
1282
1381
189
188
1370
1300
0
550
1100 m.
Map center: 50° 2' 16" N, 120° 16' 55" W
Legend
Indian Reserves
National Parks
Parks
MTO Grid (MTO)
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Annotation (1:20K)
Transportation - Points (TRIM)
Heliport
Transportation - Lines (TRIM)
Scale: 1:30,830

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

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
752682	Fiddler Creek	25	04/19/2011

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

Our operating results for the three months ended August 28, 2009, for the three months ended August 31, 2008 and the changes between those periods for the respective items are summarized as follows:

Our accumulated losses increased to $1,579,824 as of Feb 28, 2010. Our financial statements report a net loss of $395,125 for the period ended Feb 28, 2010 compared to a net loss of $378,907 for the nine month period ended Nov 31, 2009.

As at August 31, 2009, we had $289,727 in current liabilities. Our net cash  at August 31, 2009 was $355 compared to $1,638 at November 30, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	Feb 28,	November 30,
	2010	2009
Current assets	$-	$323
Current liabilities	395,125	379,230
Working capital	$(395,125)	$(378,907)

Cash Flows

	Nine Months Ended
	Feb 28,	November 30
	2010	2009
Net cash used in operating activities	$(353)	$(9116)
Net cash used in investing activities	-	(444)
Net cash provided by financing activities	34	13,442
Net increase (decrease) in cash during period	$(323)	$3,837

As of February 28, 2010, our company had working capital deficiency of $395,125. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending February 28, 2011

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

Future Financings

We will require additional financing in order to enable us to proceed with the continued exploration of our current properties, including approximately $165,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Under the supervision and with the participation of our management, including our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Management’s conclusion was based on the fact that the auditors identified several adjustments to our financial statements for the period ended February, 2010.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: April 20, 2010	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: April 20, 2010	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)