Form 10-Q
period 2010-05-31
CHANCERY RESOURCES, INC.
filed 2010-07-15
CIK 1391253

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010 or

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

☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of May 31, 2010

Chancery Resources, Inc.
(An Exploration Stage Company)

May 31, 2010

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Expenses	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	May 31, 2010 $	November 30, 2009 $

ASSETS

Current Assets

Cash	–	323

Total Assets	–	323

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	294	260
Accounts payable and accrued liabilities	209,041	195,284
Loan payable, less unamortized discount of $3,437 and $5,541 (Note 4)	66,563	64,459
Due to related parties (Note 3)	54,310	54,310
Loans payable (Note 4)	64,917	64,917

Total Liabilities	395,125	379,230

Contingencies and Commitments (Notes 1, 5 and 6)

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (2009 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,163,227

Donated capital (Note 3)	21,000	19,500

Accumulated other comprehensive loss	(160)	(156)

Deficit accumulated during the exploration stage	(1,579,824)	(1,562,110)

Total Stockholders’ Deficit	(395,125)	(378,907)

Total Liabilities and Stockholders’ Deficit	–	323

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	May 31,	May31,	to May 31
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	14,109	15,362	206,901
Consulting fees	–	30,000	194,809
Management services	–	–	12,750
Impairment of mineral property costs	–	444	1,121,074
Mineral property costs	–	–	19,778
Rent	1,500	1,500	13,872

Total Operating Expenses	15,609	47,306	1,569,184

Interest Expense	2,105	–	10,640

Net Loss	(17,714	(47,306)	(1,579,824)

Net Loss Per Share – Basic and Diluted	–	–	N/A

Weighted Average Common Shares Outstanding	32,250,000	32,250,000	N/A

Statement of Other Comprehensive Loss
Net Loss	(17,714	(47,306)	(1,579,824)
Foreign currency translation adjustment	(4	–	(160)

Total Comprehensive Loss	(17,718	(47,306)	(1,579,984)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficit of $395,125 and has accumulated losses of $1,579,824 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a)
For the three months ended May 31, 2010, the Company incurred $1,500 (2008 - $1,500) in donated rent to a company controlled by the President of the Company, and is indebted to the President for $51,780 (November 30, 2009 - $51,780) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
As at May 31, 2010, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2009 - $2,530) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Loans Payable

a)
As of May 31, 2010, the Company is indebted to the former President of the Company for $44,917 (November 30, 2009 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Chancery” mean Chancery Resources, Inc. and our wholly owned subsidiaries Chancery Mining Canada Ltd. and Minera Chancery Colombia SA, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 12, 2006. We are an exploration stage corporation. An exploration stage corporation is one that is engaged in the search from mineral deposits or reserves which are not in either the development or production stage.

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 4400 Westgrove Drive, Suite 104, Dallas, Texas 75001. Our telephone number is (972) 655-9890.

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

To date,. As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14 th , 2009 directly with the owners of the property, Inversiones Midas Limitada, to continue negotiations, which has a final payment of $150,000 minus payments to the outstanding governmental fees due on the El Cafetal mine with no timeframe period for payment.

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

A cell is an area, which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The claim is registered in the name of the Chancery Mining Canada Ltd. There are no native land claims that affect title to the property.

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

Our operating results for the three months ended August 28, 2009, for the three months ended August 31, 2008 and the changes between those periods for the respective items are summarized as follows:

Our accumulated losses increased to $1,579,824 as of May 31, 2010. Our financial statements report a net loss of $395,125 for the period ended May 31, 2010 compared to a net loss of $378,907 for the nine month period ended Nov 31, 2009.

As at August 31, 2009, we had $289,727 in current liabilities. Our net cash  at August 31, 2009 was $355 compared to $1,638 at November 30, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	November 30,
	2010	2009
Current assets	$-	$323
Current liabilities	395,125	379,230
Working capital	$(395,125)	$(378,907)

Cash Flows

	Nine Months Ended
	May,	November 30
	2010	2009
Net cash used in operating activities	$(353)	$(9116)
Net cash used in investing activities	-	(444)
Net cash provided by financing activities	34	13,442
Net increase (decrease) in cash during period	$(323)	$3,837

As of May 31, 2010, our company had working capital deficiency of $395,125. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending May 31, 2011

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: Jul 15, 2010	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

Dated: July 15, 2010	/s/ Juan Restrepo Gutierrez
Juan Restrepo Gutierrez
Secretary, Treasurer
(Principal Financial Officer)