Form 10-Q
period 2010-08-31
CHANCERY RESOURCES, INC.
filed 2010-10-18
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  000-53142

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4567259

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

4400 Westgrove Drive, Suite 104, Dallas, Texas	75001

(Address of principal executive offices)	(Zip Code)
972-655-9870
Registrant’s telephone number, including area code

(Former Name or Former Address, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [×]  Yes   [  ]  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[×]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,250,000 as of October 14, 2010.

Consolidated Balance Sheets

(Unaudited)

August 31,

November 30,

ASSETS

            2010                      2008

Current Assets

Cash                                                                                                                                                                      $          355             $        1,638

Prepaid expenses                                                                                                                                                                   -                  110,471

Total Assets                                                                                                                                                               $         355            $    112,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$ 225	$ 8,872
Accounts payable and accrued liabilities	190,275	159,394
Loan payable, less unamortized discount of $7,670 and $14,077	44,917	44,917

    Due to related parties                                                                                                                                                  54,310                     6,680

Total Current Liabilities                                                                                                                                               289,727                  219,863

Loans payable                                                                                                                                                                82,330                   75,923

Total Liabilities                                                                                                                                                           372,057                 295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–
Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310
Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322
Additional paid-in capital	1,163,227	1,088,418
Donated capital	18,000	13,500
Accumulated other comprehensive loss	(165)	–
Deficit accumulated during the exploration stage (1,553,396) (1,286,227)
Total Stockholders’ Deficit	(371,702)	(183,677)
Total Liabilities and Stockholders’ Deficit	$ 355	$ 112,109

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended

For the Three Months Ended

For the Nine Months Ended

For the Nine Months Ended

Accumulated from September 12, 2006 (Date of Inception)

Expenses

August 31,             August 31,             August 31,             August 31,               to August 31,

          2009                    2008                    2009                     2008                        2009

General and administrative	$ 38,727	$ 28,027	$ 57,306	$ 63,480	$ 187,706
Consulting fees	62,052	–	184,809	–	194,809
Management services	–	1,500	–	4,500	12,750
Impairment of mineral property costs	–	70,000	444	120,000	1,121,074
Mineral property costs	13,703	–	13,703	–	19,778
Rent	1,500	-	4,500	1,794	10,872
Total Operating Expenses	115,982	99,527	260,762	189,774	1,546,989
Interest Expense	2,151	-	6,407	-	6,407
Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	N/A
Weighted Average Common Shares Outstanding	32,250,000	30,250,000	32,250,000	109,010,000	N/A

Statement of Other Comprehensive Loss:
Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Foreign currency translation adjustment	(93)	–	(165)	–	(165)
Total Comprehensive Loss	$ (118,226)	$ (99,527)	$ (267,334)	$ (189,774)	$(1,553,561)

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended August 31,

For the Nine Months Ended August 31,

Accumulated from

September 12, 2006 (Date of Inception)

                2009                            2008

Cash Flows From Operating Activities

Net loss for the period Adjustments to reconcile net loss to net cash used in operating activities: Donated services and expenses	$ (267,169) 4,500	$(189,744) 4,500	$(1,553,396) 18,000
Impairment of mineral property costs	444	120,000	1,117,374
Amortization of discount	6,407		9,103
Share-based compensation	184,809	–	194,809
Changes in operating assets and liabilities: Prepaid expenses	471	488	-
Accounts payable and accrued liabilities	30,881	12,171	40,275
Net Cash Used In Operating Activities	(39,657)	(52,585)	(173,835)
Cash Flows From Investing Activities
Mineral property costs	(444)	(50,000)	(50,444)
Net Cash Used In Investing Activities	(444)	(50,000)
Cash Flows From Financing Activities
Advances from related party	47,630	22,088	119,524
Bank indebtedness	(8,647)	–	225

    Proceeds from the sale of common stock                                                                                       -                              -                         105,050

Net Cash Provided By Financing Activities                                                                              38,983                    20,000                         224,799

Effect of Exchange Rate Changes on Cash	(165)	–	(165)
Decrease in Cash	(1,283)	(80,527)	355
Cash - Beginning of Period	1,638	98,531	-
Cash - End of Period	$ 355	$ 18,004	355
Supplemental Disclosures
Interest paid Income taxes paid	$ – $ –	$ – $ –	_ -

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

2.      Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon  the  continued  financial  support  from  its shareholders,  the  ability  of  the  Company  to  obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at August

31, 2010, the Company has a working capital deficit of $289,372 and has accumulated losses of $1,553,396 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a)      For the nine months ended August 31, 2010, the Company recognized $Nil (August 31, 2008 - $4,500) for donated services provided by the former President of the Company.

b)    For the nine months ended August 31, 2010, the Company incurred $4,500 (August 31, 2008 - $1,794) in donated rent to a company controlled by the President of the Company, and is indebted to the President for

$51,780 (November 30, 2008 - $4,150) for advances and expenses paid for on behalf of the  Company, which is non-interest bearing, unsecured and due on demand.

c)    As of August 31, 2010, the Company is indebted to the Chief Executive Officer of the Company for $2,530 (November 30, 2008 - $2,530) for expenses paid for on behalf of the Company, which is  non-interest bearing, unsecured and due on demand.

4.     Loans Payable

a)      As of August 31, 2010, the Company is indebted to the former President of the Company for  $44,917 (November 30, 2008 - $44,917) for cash advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)    On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2010.

c)   On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. An implicit interest rate of 15% was recognized resulting in an discount of $14,077 on the date of the loan. For the nine-months ended As at August 31, 2010,

5.     Mineral Properties

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

3

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

To date, we have not made the final $150,000 payment as required by the mining acquisition agreement. We plan to hold such payment until the above title requirements have been complied with and or alternatively to  pay  the outstanding governmental  fees  due  on  the El  Cafetal  mine  and  deduct  these amounts from  the  final  $150,000 payment. As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14, 2009 directly with the owners  of the property, Inversiones Midas Limitada, to continue negotiations, which has a final payment of $150,000 minus payments to the outstanding governmental fees due on the El Cafetal mine with no timeframe period for payment.

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

4

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

HCL Property

General Information

The HCL Property is a mining claim located in Merritt, British Columbia, Canada, and totals 415.04 hectares  or

1,026 acres approximately.

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration D
592560	HCL	20	10/04/200

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

Below is map of the HCL Claim:

The    linked image cannot be displayed.  The file may have been moved, renamed, or deleted. Verify that the link points to the correct file and location.

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

The    linked image cannot be displayed.  The file may have been moved, renamed, or deleted. Verify that the link points to the correct file and location.

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

Fiddler Creek Property

General Information

The Fiddler Creek Property is comprised of 25 mineral claims, totalling 465.74 hectares located within the Omineca Mining Division in northwestern British Columbia. The acquired block of claims counts with  records of a past producer “Fiddler Creek,” which describes the geology of the Property as an area that is underlain by argillites of the Jurassic to Cretaceous Bowser Lake Group, in which auriferous quartz veins are probable sources for placer gold along Fiddler Creek (BC Minfile 103I206). The deposit types that historically  predominate in the Fiddler-Doreen area are Silver, Gold, Lead and Zinc. Geophysical, soil, rock and core samples will be analyzed soon; an exploration program recommended by a qualify geology person will be released when finalized.

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration D
597810	Fiddler Creek	25	01/19/201

Below is a map of the Fiddler Creek Property:

The    linked image cannot be displayed.  The file may have been moved, renamed, or deleted. Verify that the link points to the correct file and location.

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

Our accumulated losses increased to $1,458,752 as of August 31, 2010. Our financial statements report a net loss of

$267,169 for the nine month period ended August 31, 2009 compared to a net loss of $189,774 for the nine month period ended August 31, 2008.

As at August 31, 2009, we had $289,727 in current liabilities. Our net cash  at August 31, 2009 was $355 compared to $1,638 at November 30, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition Working Capital
	At August 31, 2009	At November 30, 2008
Current assets	$ 355	$ 112,109
Current liabilities	289,727	219,863
Working capital	$ (289,372)	$ (107,754)
Cash Flows
	Nine Mon August 31, 2009	ths Ended August 31, 2008
Net cash used in operating activities	$ (39,657)	$ (50,527)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	38,983	20,000
Net increase (decrease) in cash during period	$ (1,283)	$ (80,527)

As  of August  31, 2009, our company had  working  capital deficiency  of $289,372. We  estimate our  operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending August 31, 2010

General and administrative	$ 60,000
Exploration Expenses	$ 449,135
Professional fees	$ 35,000
Total	544,135

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating  expenses without  revenues unless  and until we  are able to identify a mineral  resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $355 as of August 31, 2009. At August 31, 2009, we had  working capital deficit of

$289,972. We incurred a net loss of $267,169 for the nine months ended August 31, 2009 and $1,372,578  since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have  to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will  probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised  our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCERY RESOURCES, INC.

(Registrant)

Dated: October 14, 2010                                                  /s/ Rafael Pinedo Rafael Pinedo President and Director

(Principal Executive Officer)

20

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Pinedo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chancery Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The  registrant's  other  certifying  officer(s)  and  I  are  responsible  for  establishing  and  maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal  control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to  the registrant, including  its  consolidated  subsidiaries,  is  made  known  to  us  by  others  within  those  entities, particularly during the period in which this report is being prepared;

(b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting  to  be  designed  under  our  supervision,  to  provide  reasonable  assurance  regarding  the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant's internal control over financial reporting  that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the  registrant's  board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal  control over financial reporting which  are reasonably likely to adversely affect the registrant's  ability to record, process, summarize and report financial information; and

(b)         Any  fraud,  whether  or  not  material,  that  involves  management  or  other  employees  who  have  a significant role in the registrant's internal control over financial reporting.

Date: October 14, 2010

/s/ Rafael Pinedo

Rafael Pinedo

President and Director

Principal Executive Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Pinedo, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of  the

Sarbanes-Oxley Act of 2002, that:

(1)         the Quarterly Report on Form 10-Q of Chancery Resources, Inc. for the period ended August 31, 2009 (the

"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of

1934; and

(2)         the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Chancery Resources, Inc.

Dated: October 20, 2009

/s/ Rafael Pinedo Rafael Pinedo President and Director

(Principal Executive Officer)

Chancery Resources, Inc.

A   signed  original  of  this  written   statement  required  by  Section  906,  or  other  document   authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Chancery Resources, Inc. and will be retained by Chancery Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHANCERY RESOURCES, INC.
Date: October 14, 2010	By:	/s/ Rafael Pinedo
Rafael Pinedo
President and Director