Form 10-K
period 2010-11-30
CHANCERY RESOURCES, INC.
filed 2011-02-28
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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
 Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 25, 2011 was
$161,250 based on a $0.005 closing price for the Common Stock on February 25, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 32,250,000 as of February 20, 2011

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

On April 14, 2009, we entered into an agreement with Inversiones Midas wherein the terms of profit split so that, upon commencement of mining operations, all profits from the sale of ore shall be split 60% to our company and 40% to the vendor. Upon our company having paid a further 720 million Colombian pesos (estimated value of land and equipment), Inversiones Midas agrees to give and transfer 50% ownership of the Mining title, in addition to the funds payable pursuant to the terms of the mining acquisition agreement, such profits shall then be split 90% to our company and 10% to the vendor. Our company will have the right to acquire the vendor’s 10% profit interest at any time upon payment of additional 780 million Colombian pesos, and then the remaining 50% of the Title ownership will be transferred to our company. Effective December 15, 2010 the company has decided to sell the “El Cafetal” property

On October 16, 2008, Rafael A. Pinedo and Jeffrey Fanning were appointed as directors of our company.

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

On January 30, 2009, we incorporated a wholly owned subsidiary pursuant to the laws of Columbia under the name Minera Chancery Colombia. Effective November 15, 2010 the company will pursue other Resources opportunities in Colombia,

On July 24, 2009, Chancery Resources, Inc. (the "Company") received a NI 43-101 Canadian Compliant Geological report on the El Cafetal Property as prepared and submitted by James R. Reeves, Reg., P.Geo., in his capacity as a geological consultant to the Company. Technical Report was formatted on Canadian National Instrument 43-101 ("NI 43-101"), which is a mineral resource classification scheme that provides strict guidelines for the public disclosure of scientific and technical information relating to mineral properties.

Effective November 15,2010; the company will start pursuing new opportunities on Rare Metals in BC Canada.

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

HCL Property

General Information

The HCL Property is a mining claim located in Merritt, British Columbia, Canada, and totals 415.04 hectares or 1,026 acres approximately.

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
592560	HCL	20	10/04/2011

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

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
597810	Fiddler Creek	25	01/19/2012

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $323 as of November 30, 2010. At November 30, 2010, we had working capital deficit of $378,907. We incurred a net loss of $275,883 for the year ended November 30, 2010 and $1,562,110 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

Executive Offices

As of the date of this current report, administrative and mailing offices are located at 4400 Westgrove Drive, Suite 106, Dallas, Texas 75001. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed. We also keep an administration and geology office on the 3rd Floor, 422 Richards Street Vancouver, B.C. V6B2Z3.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board (1)
Quarter Ended	High	Low
November 30, 2010	$0.005	$0.004
August 31, 2010	$0.008	$0.005
May 31, 20010	$0.009	$0.009
February 29, 2010	$0.009	$0.007
November 30, 2009	$0.019	$0.018
August 31, 2009	$0.008	$0.008
May 31, 2009	$0.005	$0.005
February 28, 2009	$0.005	$0.002

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

On November 15, 2010, the shareholders' list showed 32 registered shareholders, 32,250,000 common shares and no Series A Preferred Shares outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2010.

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Management plans to continue exploration of the El Cafetal property at the same time that the Company undertakes efforts to place the property into production. As we intend to sale or continue exploration at the El Cafetal Project for the foreseeable future, we are moving forward with our plans to make improvements to the property, which will include recondition of current equipments and acquisition of some new parts and materials. The Company recently completed preliminary sampling and chemical analyses on the El Cafatel property. The Company also intends to begin exploration of the HCL and Fiddler Creek property as fieldwork season 2011 starts for more detailed sampling and mapping of the area. Our ultimate objective is to become a producer of gold, silver and possibly other associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

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

Results of Operations for the Years Ended November 30, 2010 and 2008

The following summary of our results of operations should be read in conjunction with our  nonaudited financial statements for the years ended November 30, 2009 and 2008.

Our operating results for the years ended November 30, 2009 and 2008 are summarized as follows:

		Year Ended
		November 30
		2010		2008
Revenue	$	Nil	$	Nil
Total Expenses		$267,348		$1,224,237
Net Loss		$275,883		$1,224,237

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the year ended November 30, 2009 and November 30, 2008 are outlined in the table below:

	Year Ended
	November 30
	2010	2008
General and administrative	$62,392	$83,263
Consulting fees	$184,809	$10,000
Management services	$-	$5,500
Impairment of mineral property costs	$444	$1,116,930
Mineral property costs	$13,703	$6,000
Rent	$6,000	$2,544

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

Liquidity and Financial Condition

As of November 30, 20010, our total assets were $323 and our total liabilities were $379,230 and we had a working capital deficit of $378,907. Our financial statements report a net loss of $1,562,110 for the year ended November 30, 2010, and a net loss of $1,286,227 for the period from September 12, 2006 (date of inception) to November 30, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At
	November
	30, 2010
Net Cash (Used in) Operating Activities	$(39,733)	$	)
Net Cash Provided by (Used In) Investing Activities	$(444)	$
Net Cash Provided by Financing Activities	$39,018	$
Increase In Cash During The Period	$(1,315)	$

We had a working capital deficit of $378,907 as of November 30, 2010 compared to working capital deficit of $107,754 as of November 30, 2008.

Our principal sources of funds have been from sales of our common stock and short term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our nonaudited financial statements for the year ended November 30, 2010.

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

Item 8.     Financial Statements and Supplementary Data

Chancery Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

Index

Report of Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Statement of Stockholders’ Equity (Deficit)	F–5
Notes to the Consolidated Financial Statements	F–6

1

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30, 2010 $	November 30, 2008 $

ASSETS

Current Assets

Cash	323	1,638
Prepaid expenses	–	110,471

Total Assets	323	112,109
		,

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	260	8,872
Accounts payable and accrued liabilities	195,284	159,394
Loan payable, less unamortized discount of $5,541 and $14,077 (Note 4)	64,459	55,923
Due to related parties (Note 3)	54,310	6,680
Loans payable (Note 4)	64,917	64,917

Total Liabilities	379,230	295,786

Contingencies and Commitments (Notes 1, 5 and 6)

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,088,418

Donated capital (Note 3)	19,500	13,500

Accumulated other comprehensive loss	(156)	–

Deficit accumulated during the exploration stage	(1,562,110)	(1,286,227)

Total Stockholders’ Deficit	(378,907)	(183,677)

Total Liabilities and Stockholders’ Deficit	323	112,109

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the Year ended	For the Year ended	Accumulated from September 12, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2008	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	62,392	83,263	192,792
Consulting fees	184,809	10,000	194,809
Management services	–	5,500	12,750
Impairment of mineral property costs	444	1,116,930	1,121,074
Mineral property costs	13,703	6,000	19,778
Rent	6,000	2,544	12,372

Total Operating Expenses	267,348	1,224,237	1,553,575

Interest Expense	8,535	–	8,535

Net Loss	(275,883)	(1,224,237)	(1,562,110)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)	N/A

Weighted Average Common Shares Outstanding	32,250,000	89,390,000	N/A

Statement of Other Comprehensive Loss
Net Loss	(275,883)	(1,224,237)	(1,562,110)
Foreign currency translation adjustment	(156)	–	(156)

Total Comprehensive Loss	(276,039)	(1,224,237)	(1,562,266)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended November 30, 2010 $	For the Year Ended November 30, 2008 $	Accumulated from September 12, 2006 (Date of Inception) to November 30, 2009 $

Cash Flows From Operating Activities

Net loss for the period	(275,883)	(1,224,237)	(1,562,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	6,000	6,250	19,500
Impairment of mineral property costs	444	1,116,930	1,117,374
Amortization of discount	8,536	–	11,232
Share-based compensation	184,809	10,000	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	242	–
Accounts payable and accrued liabilities	35,890	5,674	45,284

Net Cash Used In Operating Activities	(39,733)	(85,141)	(173,911)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	29,376	119,524
Bank indebtedness	(8,612)	8,872	260
Proceed from the sale of common stock	–	–	105,050

Net Cash Provided By Financing Activities	39,018	38,248	224,834

Effect of Exchange Rate Changes on Cash	(156)	–	(156)

Increase (decrease) in Cash	(1,315)	(96,893)	323

Cash - Beginning of Period	1,638	98,531	–

Cash - End of Period	323	1,638	323

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-Cash Financing and Investing Activities

Promissory note issued for mineral property	–	70,000	70,000
Common stock issued for mineral property	–	120,000	120,000
Preferred stock issued for mineral property	–	744,000	744,000
Common stock issued for services and prepaid expenses	–	120,000	120,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Chancery Resources, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 12, 2006 (Date of Inception) to November 30, 2010
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
November 30, 2010
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

The Company incorporated a wholly-owned subsidiary Chancery Mining Canada Ltd. (“Chancery Canada”) on November 12, 2008 in the province of British Columbia , Canada, and incorporated another wholly-owned subsidiary Minera Chancery Colombia (“Chancery Colombia”) on January 30, 2009 in Medellin, Colombia. Both subsidiaries will focus on mining activities.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficit of $378,907 and has accumulated losses of $1,562,110 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

ASC 220 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010, the Company’s only component of comprehensive loss was foreign currency translation adjustment.

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
November 30, 2010
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
November 30, 2010
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
November 30, 2010
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
November 30, 2010
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

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended November 30, 2009 $	Year Ended November 30, 2008 $

Income tax recovery at statutory rate	96,559	428,483

Donated services and expenses	(2,100)	(2,188)

Valuation allowance change	(94,459)	(426,295)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2010 are as follows:

	November 30, 2010 $	November 30, 2008 $

Net operating losses carried forward	539,913	445,454

Valuation allowance	(539,913)	(445,454)

Net deferred income tax asset	–	–

9.

Subsequent Events

Pursuant to FASB ASC 855-10, the Company has evaluated all events or transactions that occurred from November 30, 2010 through February 15, 2011 the date of issuance of the audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

As of November 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rafael A. Pinedo	Chief Executive Officer, President and Director	42	October 16, 2008
Jeffrey Fanning	Vice President of Exploration and Director	41	October 16, 2008
Juan Restrepo Gutierrez Vincent Higgins	Chief Operations Officer, Secretary and Director Independent Director	53 44	January 9, 2008 August 3rd, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Rafael A. Pinedo

Mr. Pinedo has over 20 years of experience in the areas of consulting, engineering, and energy. Since December 3, 1998, Mr. Pinedo has served as Chairman of Pilgrim Petroleum Corporation (PGPM.OTC and PHV on the Frankfurt Stock Exchange), an oil and gas exploration company based out of Dallas, Texas. Since December 31, 2003, Mr. Pinedo has also served as president and director of engineering and operations, for American Petroleum Corp, an Irving, and Texas based operating company, and managing director of American BNP Resources LP based in Midland, Texas. Mr. Pinedo is Chairman of Arcland Energy Corporation (OTC: ACLY) a Dallas Texas exploration company. In addition Mr. Pinedo also was a director of CB Resources Ltd. (CNQ.ICD) a Canadian public company based in Vancouver, Canada and director at Mineral Hills Industries Ltd. a Canadian public company (TSXV.MHI), he has assisted as consultant and investor on a number of public companies in the United States, Canada and United Kingdom in energy and mineral exploration operations.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Juan Restrepo Gutierrez Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Former President (1)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Geoffrey Gachallan Former President, Secretary and Treasurer (2)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Rafael A. Pinedo President and Director (3)	2009 2008	Nil N/A	Nil N/A	10,000 (5) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	10,000 N/A
Jeffrey Fanning Vice President of Exploration and Director (4)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

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
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rafael Pinedo
Rafael Pinedo, President and Director
(Principal Executive Officer)
February 28, 2011

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
 18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Pinedo, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Chancery Resources, Inc.;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 28, 2011

/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer )

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Pinedo, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of Chancery Resources, Inc. for the year ended November 30, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Chancery Resources, Inc.

Dated: February 28, 2011

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

EXHIBIT 32.2