Form 10-Q
period 2011-02-28
CHANCERY RESOURCES, INC.
filed 2011-04-21
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011 or

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of February 21, 2011

1

Chancery Resources, Inc.

(An Exploration Stage Company)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	August 31, 2010	November 30, 2009
ASSETS

Current Assets

Cash	$ 355	$ 1,638
Prepaid expenses	-	110,471

Total Assets	$ 355	$ 112,109
		,

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$ 225	$ 8,872
Accounts payable and accrued liabilities	190,275	159,394
Loan payable, less unamortized discount of $7,670 and $14,077	44,917	44,917
Due to related parties	54,310	6,680

Total Current Liabilities	289,727	219,863

Loans payable	82,330	75,923

Total Liabilities	372,057	295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,088,418

Donated capital	18,000	13,500

Accumulated other comprehensive loss	(165)	–

Deficit accumulated during the exploration stage	(1,553,396)	(1,286,227)

Total Stockholders’ Deficit	(371,702)	(183,677)

Total Liabilities and Stockholders’ Deficit	$ 355	$ 112,109

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2010	2008	2010	2008	2010
Expenses

General and administrative	$ 38,727	$ 28,027	$ 57,306	$ 63,480	$ 187,706
Consulting fees	62,052	–	184,809	–	194,809
Management services	–	1,500	–	4,500	12,750
Impairment of mineral property costs	–	70,000	444	120,000	1,121,074
Mineral property costs	13,703	–	13,703	–	19,778
Rent	1,500	-	4,500	1,794	10,872

Total Operating Expenses	115,982	99,527	260,762	189,774	1,546,989

Interest Expense	2,151	-	6,407	-	6,407

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	N/A

Weighted Average Common Shares Outstanding	32,250,000	30,250,000	32,250,000	109,551,000	N/A

Statement of Other Comprehensive Loss:

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Foreign currency translation adjustment	(93)	–	(165)	–	(165)

Total Comprehensive Loss	$ (118,226)	$ (99,527)	$ (267,334)	$ (189,774)	$(1,553,561)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31, 2010	For the Nine Months Ended August 31, 2008	Accumulated from September 12, 2006 (Date of Inception) to August 31, 2010

Cash Flows From Operating Activities

Net loss for the period	$ (267,169)	$(189,744)	$(1,553,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	4,500	4,500	18,000
Impairment of mineral property costs	444	120,000	1,117,374
Amortization of discount	6,407	–	9,103
Share-based compensation	184,809	–	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	488	-
Accounts payable and accrued liabilities	30,881	12,171	40,275

Net Cash Used In Operating Activities	(39,657)	(52,585)	(173,835)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	22,088	119,524
Bank indebtedness	(8,647)	–	225
Proceeds from the sale of common stock	-	-	105,050

Net Cash Provided By Financing Activities	38,983	22,088	224,799

Effect of Exchange Rate Changes on Cash	(165)	–	(165)

Net Increase (decrease) in Cash	(1,283)	(80,527)	355

Cash - Beginning of Period	1,638	98,531	-

Cash - End of Period	$ 355	$ 18,004	$ 355

Supplemental Disclosures

Interest paid	$ –	$ –	-
Income taxes paid	$ –	$ –	-

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

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2010 up through October 20, 2010, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

b)        On August 8, 2008, the Company received a $20,000 loan which is non-interest bearing, unsecured and due on August 8, 2009.

c)        On July 25, 2008, the Company received a $70,000 loan which is non-interest bearing, unsecured and due on July 25, 2010. An implicit interest rate of 15% was recognized resulting in an discount of $14,077 on the date of the loan. For the nine-months ended As at August 31, 2010,

5.        Mineral Properties

a)        On January 19, 2009, the Company acquired through its wholly-owned subsidiary Chancery Canada, a 100% interest in certain mineral interests located in British Columbia, Canada known as the Fiddler Creek Property by the purchase of a Free Miner Certificate for $444 (CDN$500). As at August 31, 2010, the Company recognized an impairment loss of $444, as it has not yet been determined whether there are proven or probable reserves on the property.

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

Effective April 14, 2009, we entered into an agreement with Inversiones Midas wherein the terms of profit split so that, upon commencement of mining operations, all profits from the sale of ore shall be split 60% to our company and 40% to the vendor. Upon our company having paid a further 720 million Colombian pesos (estimated value of land and equipment), Inversiones Midas agrees to give and transfer 50% ownership of the Mining title, in addition to the funds payable pursuant to the terms of the mining acquisition agreement, such profits shall then be split 90% to our company and 10% to the vendor. Our company will have the right to acquire the vendor’s 10% profit interest at any time upon payment of additional 780 million Colombian pesos, and then the remaining 50% of the Title ownership will be transferred to our company. As January 15, 2011 inversiones Midas has an option open to buy back all rights and to be defined by July 15-2011

On October 16, 2008, Rafael A. Pinedo and Jeffrey Fanning were appointed as directors of our company.

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

Results of Operations

Three Months Ended August 31, 2010 and August 31, 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2010 which are included herein.

Our operating results for the three months ended August 28, 2010, for the three months ended August 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2008	Change Between Three Month Period Ended August 31, 2009 and August 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	38,727	28,027	10,700
Consulting fees	62,052	-	62,052
Management services	-	1,500	(1,500)
Impairment of mineral property costs	-	70,000	(70,00)
Mineral property costs	13,703	-	13,703
Rent	1,500	-	1,500
Net Loss	(115,982)	(99,527)	(16,455)

Our accumulated losses increased to $1,553,396 as of August 31, 2010. Our financial statements report a net loss of $267,169 for the nine month period ended August 31, 2009 compared to a net loss of $189,774 for the nine month period ended August 31, 2008.

As at August 31, 2010, we had $289,727 in current liabilities. Our net cash at August 31, 2009 was $355 compared to $1,638 at November 30, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,	November 30,
	2010	2008
Current assets	$355	$112,109
Current liabilities	289,727	219,863
Working capital	$(289,372)	$(107,754)

Cash Flows

	Nine Months Ended
	August 31,	August 31,
	2010	2008
Net cash used in operating activities	$(39,657)	$(52,585)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	38,983	22,088
Net increase (decrease) in cash during period	$(1,283)	$(80,527)

As of August 31, 2010, our company had working capital deficiency of $289,372. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending August 31, 2011

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $355 as of August 31, 2010. At August 31, 2010, we had working capital deficit of $289,972. We incurred a net loss of $267,169 for the nine months ended August 31, 2010 and $1,553,396 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 31, 2010, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: April 20, 2011	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)

20