Form 10-Q
period 2011-05-31
CHANCERY RESOURCES, INC.
filed 2011-07-22
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53142

CHANCERY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4567259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3erd Floor, 422 Richards Street, Vancouver, BC	V6B2Z3
(Address of principal executive offices)	(Zip Code)

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
[ ] YES [X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of May 31, 2011

Chancery Resources, Inc
(An Exploration Stage Company)

May 31, 2011
Index
Consolidated Balance Sheets ...........................................................................................................	F–1
Consolidated Statements of Expenses ..............................................................................................	F–2
Consolidated Statements of Cash Flows ..........................................................................................	F–3
Notes to the Consolidated Financial Statements ...............................................................................	F–4

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	May 31, 2011	November 30, 2009
ASSETS

Current Assets

Cash	$ 355	$ 1,638
Prepaid expenses	-	110,471

Total Assets	$ 355	$ 112,109
		,

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$ 225	$ 8,872
Accounts payable and accrued liabilities	190,275	159,394
Loan payable, less unamortized discount of $7,670 and $14,077	44,917	44,917
Due to related parties	54,310	6,680

Total Current Liabilities	289,727	219,863

Loans payable	82,330	75,923

Total Liabilities	372,057	295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,088,418

Donated capital	18,000	13,500

Accumulated other comprehensive loss	(165)	–

Deficit accumulated during the exploration stage	(1,553,396)	(1,286,227)

Total Stockholders’ Deficit	(371,702)	(183,677)

Total Liabilities and Stockholders’ Deficit	$ 355	$ 112,109

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	May 31,	May31,	August 31,	August 31,	to August 31,
	2011	2010	2010	2008	2010
Expenses

General and administrative	$ 38,727	$ 28,027	$ 57,306	$ 63,480	$ 187,706
Consulting fees	62,052	–	184,809	–	194,809
Management services	–	1,500	–	4,500	12,750
Impairment of mineral property costs	–	70,000	444	120,000	1,121,074
Mineral property costs	13,703	–	13,703	–	19,778
Rent	1,500	-	4,500	1,794	10,872

Total Operating Expenses	115,982	99,527	260,762	189,774	1,546,989

Interest Expense	2,151	-	6,407	-	6,407

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	N/A

Weighted Average Common Shares Outstanding	32,250,000	30,250,000	32,250,000	109,551,000	N/A

Statement of Other Comprehensive Loss:

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Foreign currency translation adjustment	(93)	–	(165)	–	(165)

Total Comprehensive Loss	$ (118,226)	$ (99,527)	$ (267,334)	$ (189,774)	$(1,553,561)

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31, 2011	For the Nine Months Ended May31, 2010	Accumulated from September 12, 2006 (Date of Inception)to August 31, 2010

Cash Flows From Operating Activities

Net loss for the period	$ (267,169)	$(189,744)	$(1,553,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	4,500	4,500	18,000
Impairment of mineral property costs	444	120,000	1,117,374
Amortization of discount	6,407	–	9,103
Share-based compensation	184,809	–	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	488	-
Accounts payable and accrued liabilities	30,881	12,171	40,275

Net Cash Used In Operating Activities	(39,657)	(52,585)	(173,835)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	22,088	119,524
Bank indebtedness	(8,647)	–	225
Proceeds from the sale of common stock	-	-	105,050

Net Cash Provided By Financing Activities	38,983	22,088	224,799

Effect of Exchange Rate Changes on Cash	(165)	–	(165)

Net Increase (decrease) in Cash	(1,283)	(80,527)	355

Cash - Beginning of Period	1,638	98,531	-

Cash - End of Period	$ 355	$ 18,004	$ 355

Supplemental Disclosures

Interest paid	$ –	$ –	_
Income taxes paid	$ –	$ –	-

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

We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office and mailing address is 3erd Floor, 422 Richards Street, Vancouver, B.C V6B2Z3. Our telephone number is (972) 655-9870

Since October 2006, we held the rights to nine Mineral Titles Online cells referred to as the Hunter property, through Geoffrey Gachallan, a former director and officer of our company, who held the property for us in trust. On September 9, 2008, our rights to the claim expired.

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

As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14 th , 2009 directly with the owners of the property, Inversiones Midas Limitada, to continue negotiations. This agreement has been voided because Chancery Resources now participate on a buy back with Midas. A new agreement Effective Jan 13, 2011, to sell back 100% interest of el Cafetal Mine to Inversiones Midas is in place. As January 15, 2011 Inversiones Midas has an option open to buy back all rights and to be defined by July 15-2011.

On October 16, 2008, Rafael A. Pinedo and Jeffrey Fanning were appointed as directors of our company.Subsequent to such appointments, on October 16, 2008, Juan Restrepo Gutierrez resigned as president and a director of our company and Rafael A. Pinedo was appointed president. Mr. Restrepo remains as chief executive officer, chief financial officer, secretary and treasurer. In addition, Mr. Fanning was appointed vice president of exploration. Our board of directors now consists of Rafael A. Pinedo and Jeffery Fanning.

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

The following is a list of tenure number, claim name, and expiration date of our claims:

Tenure Number	Claim Name	No. MTO Cells	Expiration Date
752682	Fiddler Creek	25	04/19/2012

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

Results of Operations

Three Months Ended May 31, 2011 and May 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May31, 2011 which are included herein.

Our operating results for the three months ended May 31, 2011, for the three months ended and up toMay 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	Change Between Three Month Period Ended May31, 2009 and May 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	38,727	28,027	10,700
Consulting fees	62,052	-	62,052
Management services	-	1,500	(1,500)
Impairment of mineral property costs	-	70,000	(70,00)
Mineral property costs	13,703	-	13,703
Rent	1,500	-	1,500
Net Loss	(115,982)	(99,527)	(16,455)

Our accumulated losses increased to $1,553,396 as of May 31, 2011. Our financial statements report a net loss of $267,169 for the nine month period ended May31, 2010 compared to a net loss of $189,774 for the nine month period ended May 31, 2011.

As at May 31, 2011, we had $289,727 in current liabilities. Our net cash at May 31, 2011 was $355 compared to $1,638 at May 31, 2010.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	November 30,
	2011	2008
Current assets	$355	$112,109
Current liabilities	289,727	219,863
Working capital	$(289,372)	$(107,754)

Cash Flows

	Nine Months Ended
	May31,	August 31,
	2011	2008
Net cash used in operating activities	$(39,657)	$(52,585)
Net cash used in investing activities	(444)	(50,000)
Net cash provided by financing activities	38,983	22,088
Net increase (decrease) in cash during period	$(1,283)	$(80,527)

As of May 31, 2011, our company had working capital deficiency of $289,372. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $355 as of May 31, 2011. At August 31, 2010, we had working capital deficit of $289,972. We incurred a net loss of $267,169 for the nine months ended August 31, 2010 and $1,553,396 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: July 20, 2011	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)