Form 10-Q
period 2011-09-30
CHANCERY RESOURCES, INC.
filed 2011-11-15
CIK 1391253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011 or

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
[ ] YES [X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,250,000 common shares issued and outstanding as of August 31, 2011

Chancery Resources, Inc.

(An Exploration Stage Company)

August 31, 2011

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Expenses	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F--4

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	August 31, 2011	November 30, 2009
ASSETS

Current Assets

Cash	$355	$1,638
Prepaid expenses	-	110,471

Total Assets	$355	$112,109
		,

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	$225	$8,872
Accounts payable and accrued liabilities	190,275	159,394
Loan payable, less unamortized discount of $7,670 and $14,077	44,917	44,917
Due to related parties	54,310	6,680

Total Current Liabilities	289,727	219,863

Loans payable	82,330	75,923

Total Liabilities	372,057	295,786

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock: 2,500,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding (November 30, 2008 – None issued)	–	–

Series A convertible preferred stock: 40,000,000 shares authorized, $0.00001 par value; 31,000,000 shares issued and outstanding	310	310

Common stock: 2,500,000,000 shares authorized, $0.00001 par value; 32,250,000 shares issued and outstanding	322	322

Additional paid-in capital	1,163,227	1,088,418

Donated capital	18,000	13,500

Accumulated other comprehensive loss	(165)	–

Deficit accumulated during the exploration stage	(1,553,396)	(1,286,227)

Total Stockholders’ Deficit	(371,702)	(183,677)

Total Liabilities and Stockholders’ Deficit	$355	$112,109

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from September 12, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2011	2010	2010	2011	2011
Expenses

General and administrative	$38,727	$28,027	$57,306	$63,480	$ 187,706
Consulting fees	62,052	–	184,809	–	194,809
Management services	–	1,500	–	4,500	12,750
Impairment of mineral property costs	–	70,000	444	120,000	1,121,074
Mineral property costs	13,703	–	13,703	–	19,778
Rent	1,500	-	4,500	1,794	10,872

Total Operating Expenses	115,982	99,527	260,762	189,774	1,546,989

Interest Expense	2,151	-	6,407	-	6,407

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	32,250,000	30,250,000	32,250,000	109,551,000	N/A

Statement of Other Comprehensive Loss:

Net Loss	(118,133)	(99,527)	(267,169)	(189,774)	(1,553,396)
Foreign currency translation adjustment	(93)	–	(165)	–	(165)

Total Comprehensive Loss	$(118,226)	$(99,527)	$(267,334)	$(189,774)	$(1,553,561)

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31, 2011	For the Nine Months Ended August 31, 2010	Accumulated from September 12, 2006 (Date of Inception) to August 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(267,169)	$(189,744)	$(1,553,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and expenses	4,500	4,500	18,000
Impairment of mineral property costs	444	120,000	1,117,374
Amortization of discount	6,407		9,103
Share-based compensation	184,809	–	194,809

Changes in operating assets and liabilities:
Prepaid expenses	471	488	-
Accounts payable and accrued liabilities	30,881	12,171	40,275

Net Cash Used In Operating Activities	(39,657)	(52,585)	(173,835)

Cash Flows From Investing Activities

Mineral property costs	(444)	(50,000)	(50,444)

Net Cash Used In Investing Activities	(444)	(50,000)	(50,444)

Cash Flows From Financing Activities

Advances from related party	47,630	22,088	119,524
Bank indebtedness	(8,647)	–	225
Proceeds from the sale of common stock	-	-	105,050

Net Cash Provided By Financing Activities	38,983	22,088	224,799

Effect of Exchange Rate Changes on Cash	(165)	–	(165)

Net Increase (decrease) in Cash	(1,283)	(80,527)	355

Cash - Beginning of Period	1,638	98,531	-

Cash - End of Period	$355	$18,004	$355

Supplemental Disclosures

Interest paid	$–	$–	–
Income taxes paid	$–	$–	$–

(The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements)

Chancery Resources, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.       Basis of Presentation

The accompanying unaudited interim financial statements of Chancery Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Chancery's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The interim financial statements were not reviewed by an independent public accountant prior to the filing of each of your Forms 10-Q, these will not be considered to have been filed in a timely manner for purposes of Form S-3.

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

2.       Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit of $289,372 and has accumulated losses of $1,553,396 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The interim financial statements were not reviewed by an independent public accountant prior to the filing of each of your Forms 10-Q, these will not be considered to have been filed in a timely manner for purposes of Form S-3.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The interim financial statements were not reviewed by an independent public accountant prior to the filing of each of your Forms 10-Q, these will not be considered to have been filed in a timely manner for purposes of Form S-3. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

On October 16, 2008, Rafael A. Pinedo and Jeffrey Fanning were appointed as directors of our company.S ubsequent to such appointments, on October 16, 2008, Juan Restrepo Gutierrez resigned as president and a director of our company and Rafael A. Pinedo was appointed president. Mr. Restrepo remains as chief executive officer, chief financial officer, secretary and treasurer. In addition, Mr. Fanning was appointed vice president of exploration. Our board of directors now consists of Rafael A. Pinedo and Jeffery Fanning.

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

As our initial mining acquisition agreement with Altos de Amador is no longer in good standing due to certain misrepresentation on warranties and representations made on Altos de Amador’s side, we have signed a Mining Acquisition Agreement on April 14, 2009 directly with the owners of the property, Inversiones Midas Limitada, to continue negotiations. This agreement has been voided because

Chancery Resources now participate on a buy back with Midas. A new agreement Effective Jan 13, 2011, to sell back 100% interest of el Cafetal Mine to Inversiones Midas is in place. As January 15, 2011 Inversiones Midas has an option open to buy back all rights and to be defined by July 15-2011, subsequently on July 30, 2011 Inversiones Midas is in default of this agreement and no settlement has been define between the parties. On October 15, 2011. Chancery Resources has approved to file a lawsuit against Inversines Midas, representatives and other individuals making representations in regards “El Cafetal Mine”. Chancery Resources will be filing legal remedies in the US in regards “El Cafetal Mine”.

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on our properties. Our current operational focus is to conduct Join Venture or sale exploration activities on our HCL Property, to complete the terms of the mining acquisition agreement with Inversiones Midas for the “El Cafetal Mine” .

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

Results of Operations

Three Months Ended August 31, 2011 and May 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2011 which are included herein.

Our operating results for the three months ended August 31, 2011, for the three months ended and up to May 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended August 31, 2011	Three Months Ended May 31, 2010	Change Between Three Month Period Ended May31, 2009 and May 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	38,727	28,027	10,700
Consulting fees	62,052	-	62,052
Management services	-	1,500	(1,500)
Impairment of mineral property costs	-	70,000	(70,00)
Mineral property costs	13,703	-	13,703
Rent	1,500	-	1,500
Net Loss	(115,982)	(99,527)	(16,455)

Our accumulated losses increased to $1,553,396 as of August 31, 2011. Our financial statements report a net loss of $267,169 for the nine month period ended August 31, 2010 compared to a net loss of $189,774 for the nine month period ended August 31, 2010.

As at August 31, 2011, we had $289,727 in current liabilities. Our net cash at August 31, 2011 was $355 compared to $1,638 at May 31, 2010.

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

As of August 31, 2011, our company had working capital deficiency of $289,372. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Due to the financial incapacity of the company, management has been publishing no audit financials statements. Our Auditor Malone Bailey LLP did not issue an opinion on: Form 10-K for Fiscal Year Ended November 30, 2010 Filed February 28, 2011 Form 10-Q for Fiscal Quarter Ended February 28, 2011 Filed April 21, 2011 Form 10-Q for Fiscal Quarter Ended May 31, 2011 Filed July 22, 2011. We will be amend the Form 10-K to prominently disclose in Note 1 to the financial statements that the 2010 financial statements are not audited; and to label the corresponding columns within those financial statements as “Not Audited.” Once the audit of the financial statements has been completed by your current auditor for the last periods indicated above. Management will revise the disclosures as necessary in the amended Form 10-K for the next quarter and period for 2011.

The continuation of our business and Auditors review is dependent upon us additional financial support.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. Other than the matters related to “El Cafetal Mine” described before.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $355 as of August 31, 2011. At August 31, 2011, we had working capital deficit of $289,972. We incurred a net loss of $267,169 for the nine months ended August 31, 2010 and $1,553,396 since inception on September 12, 2006. We estimate our average monthly operating expenses to be approximately $7,800 to $9,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses. Management, we be looking in to merge, Join Venture, sell or spin off operations with other mine companies.

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

CHANCERY RESOURCES, INC.
(Registrant)

Dated: November 7, 2011	/s/ Rafael Pinedo
Rafael Pinedo
President and Director
(Principal Executive Officer)